Form 10-Q
period 2014-06-30
GLOBEIMMUNE INC
filed 2014-08-15
CIK 1245104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-35642

GlobeImmune, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1353925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 Infinite Drive, Louisville, CO	80027
(Address of principal executive offices)	(Zip code)

(303) 625-2700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2014, the registrant had 5,748,979 shares of common stock, $0.001 par value per share, outstanding.

GLOBEIMMUNE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

GLOBEIMMUNE, INC.

Condensed Balance Sheets

(unaudited)

	December 31, 2013	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$5,924,241	6,461,745
Debt issuance costs	—	1,124,821
Other current assets	900,896	2,037,976
Total current assets	6,825,137	9,624,542
Property and equipment, net	492,802	488,634
Other assets	100,000	100,000
Total assets	$7,417,939	10,213,176

Liabilities, Redeemable, Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,736,621	1,306,919
Accrued liabilities	920,962	1,054,893
Convertible notes	—	4,226,649
Fair value of warrants	13	6,704,120
Fair value of put and call options	—	3,347,037
Deferred revenue	3,756,899	3,378,706
Total current liabilities	6,414,495	20,018,324
Other long-term liabilities	223,029	231,278
Deferred revenue	10,656,976	9,047,644
Fair value of warrants, net of current portion	1,564,928	413,934
Convertible promissory note	197,955	247,948
Total liabilities	19,057,383	29,959,128

Commitments and contingencies
Redeemable, convertible preferred stock - Series C, $0.001 par value. Authorized 37,600,000 shares; issued and outstanding 31,147,071 shares (liquidation preference of $67,948,149 and $70,325,906 respectively)	67,548,103	70,011,136
Redeemable, convertible preferred stock - Series D, $0.001 par value. Authorized 8,900,000 shares; issued and outstanding 8,650,519 shares (liquidation preference of $13,691,114 and $14,170,303 respectively)	12,964,405	13,598,503
Redeemable, convertible preferred stock - Series E, $0.001 par value. Authorized 11,750,000 shares; issued and outstanding 11,665,019 shares (liquidation preference of $23,535,170 and $24,358,901 respectively)	23,482,780	24,317,680
Redeemable, convertible preferred stock - Series A, $0.001 par value. Authorized 6,430,000 shares; issued and outstanding 6,407,998 shares (liquidation preference of $15,687,341 and $16,236,311 respectively)	15,670,621	16,223,155
Redeemable, convertible preferred stock - Series B, $0.001 par value. Authorized 29,300,000 shares; issued and outstanding 28,699,551 shares (liquidation preference of $68,056,641 and $70,438,623 respectively)	68,016,481	70,407,024
Stockholders' deficit:
Common stock, $0.001 par value. Authorized 112,500,000 shares; issued and outstanding 92,812 and 98,226 shares, respectively	93	98
Additional paid-in capital	—	—
Accumulated deficit	(199,321,927)	(214,303,548)
Total stockholders' deficit	(199,321,834)	(214,303,450)
Total liabilities, redeemable, convertible preferred stock and stockholders' deficit	$7,417,939	10,213,176

See accompanying Notes to Condensed Financial Statements

GLOBEIMMUNE, INC.

Condensed Statements of Operations and Comprehensive Income and Loss

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014

Revenue
Collaboration license and services	$2,573,497	1,153,018	3,765,764	2,436,539
Manufacturing services	1,648,700	578,000	2,588,700	712,825
Total revenue	4,222,197	1,731,018	6,354,464	3,149,364
Operating expenses:
Research and development expenses:
Costs of collaboration license and services	536,276	925,141	2,649,192	1,757,995
Costs of manufacturing services	1,648,700	578,000	2,588,700	712,825
Research and development for proprietary programs	510,253	637,066	670,744	1,208,166
Total research and development	2,695,229	2,140,207	5,908,636	3,678,986
General and administrative	713,602	855,693	1,450,747	1,870,325
Depreciation and amortization	216,114	71,415	436,044	141,281
Total operating expenses	3,624,945	3,067,315	7,795,427	5,690,592
Income (loss) from operations	597,252	(1,336,297)	(1,440,963)	(2,541,228)
Change in value of warrants and put and call options, income (expense)	483,393	(2,150,491)	969,974	(1,903,446)
Interest expense	—	(2,227,167)	—	(3,713,853)
Other income	63	—	125	—
Income (loss) before taxes	1,080,708	(5,713,955)	(470,864)	(8,158,527)
Income taxes	—	—	—	—
Net income (loss)	1,080,708	(5,713,955)	(470,864)	(8,158,527)
Preferred stock dividends and accretion of offering costs to redemption value	(3,221,285)	(3,437,556)	(6,442,570)	(6,875,108)
Net loss applicable to common stockholders	$(2,140,577)	(9,151,511)	(6,913,434)	(15,033,635)

Weighted average shares outstanding-basic and diluted	92,430	98,067	92,430	95,622
Net loss per share attributable to common stockholders- basic and diluted	$(23.16)	(93.32)	(74.80)	(157.22)
Pro forma net income per share of common stock attributable to GlobeImmune, Inc. stockholders - diluted (note 3(e))		$(1.25)		$(2.19)
Pro forma weighted-average common shares outstanding-diluted (note 3(e))		2,855,892		2,853,447

See accompanying Notes to Condensed Financial Statements

GLOBEIMMUNE, INC.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2013	2014
Cash flows from operating activities:
Net loss	$(470,864)	(8,158,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	436,044	141,281
Share-based compensation	109,752	46,506
Stock-based payments for services	17,142	(20,000)
Noncash interest expense from amortization of debt discount and amortization of debt issuance costs	—	3,388,319
Noncash interest expense on convertible notes	—	313,299
Noncash expense (income) from change in valuation of warrants and put and call options	(969,974)	1,903,446
Gain on sale of property and equipment	—	(91,285)
Changes in operating assets and liabilities:
Decrease in other current assets	(238,153)	(1,137,080)
Increase (decrease) in accounts payable	1,577,662	(429,702)
Increase (decrease) in accrued liabilities	(920,274)	133,931
Decrease in deferred revenue	(1,200,014)	(1,987,525)
Increase in other long-term liabilities	—	6,643
Net cash used in operating activities	(1,658,679)	(5,890,694)
Cash flows from investing activities:
Purchase of property and equipment	(12,233)	(173,182)
Sale of property and equipment	—	127,354
Net cash used in investing activities	(12,233)	(45,828)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	25,513
Proceeds from issuance of convertible notes payable	—	7,500,000
Convertible promissory notes issuance costs	—	(1,051,487)
Net cash provided by financing activities	—	6,474,026
Net increase (decrease) in cash and cash equivalents	(1,670,912)	537,504
Cash and cash equivalents, beginning of period	2,002,948	5,924,241
Cash and cash equivalents, end of period	$332,036	6,461,745

Supplemental disclosures of noncash investing and financing activities:
Accretion of preferred stock (dividends)	$6,179,092	6,611,629
Accretion of preferred stock (offering costs)	263,478	263,479
Fair value of warrants and put option issued in connection with convertible note payable	—	6,121,533
Fair value of warrants issued for debt issuance costs	—	876,778

See accompanying Notes to Condensed Financial Statements

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

(1)	Organization and Nature of Business

We were incorporated as Ceres Pharmaceuticals, Ltd. in Colorado on February 10, 1995. We changed our name to GlobeImmune, Inc. on May 26, 2001, and reincorporated in Delaware on June 5, 2002. We are a biopharmaceutical company focused on developing therapeutic products for cancer and infectious diseases based on our proprietary Tarmogen ® platform. We have two strategic collaborations with leading biotechnology companies. In October 2011, Gilead Sciences, Inc., or Gilead, exclusively licensed product candidates to treat chronic hepatitis B virus, or HBV, infection. Celgene Corporation, or Celgene, entered into a collaboration and option agreement for certain oncology product candidates in May 2009. Under this agreement, in July 2013 Celgene exercised its option for a worldwide, exclusive license to the GI-6300 program, which is a Tarmogens program targeting the brachyury protein. We have four product candidates in five ongoing clinical trials.

Our operations are subject to certain risks and uncertainties. The risks include negative outcome of clinical trials, inability or delay in completing clinical trials or obtaining regulatory approvals, changing market conditions for products being developed by us, more stringent regulatory environment, the need to retain key personnel and protect intellectual property, product liability, and the availability of additional capital financing on terms acceptable to us. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, it will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, upfront payments pursuant to collaboration agreements, government grants and equipment financing. The size of our future net losses will depend, in part, on the rate of growth or contraction of expenses and the level and rate of growth, if any, of revenues. Our ability to achieve profitability is dependent on our ability, alone or with others, to complete the development of our product candidates successfully, obtain the required regulatory approvals, manufacture and market our proposed products successfully or have such products manufactured and marketed by others and gain market acceptance for such products. There can be no assurance as to whether or when we will achieve profitability.

(2)	Liquidity Risks

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of June 30, 2014, we had an accumulated deficit of $214,303,548. We had net losses of $5,713,955 and $8,158,527 for the three and six months ended June 30, 2014, respectively, and net cash used in operating activities of $5,890,694 for the six months ended June 30, 2014. We anticipate that operating losses and net cash used in operating activities will occur and substantially increase over the next several years as we expand discovery, research and development activities, including clinical development of our Tarmogen product candidates.

We have historically financed our operations primarily through the sale of equity securities, payments pursuant to collaboration agreements, government grants and equipment financing. We will continue to be dependent upon such sources of funds until we are able to generate positive cash flows from our operations. We believe that our existing cash and cash equivalents as of June 30, 2014 as well as amounts raised subsequent to June 30, 2014 through the issuance of common stock in an initial public offering will be sufficient to fund operations through 2015.

We will be required to fund future operations through the sale of our equity securities, issuance of convertible debt, potential milestone payments, if achieved, and possible future collaboration. There can be no assurance that sufficient funds will be available to us when needed from equity or convertible debt financings, that milestone payments will be earned or that future collaboration partnerships will be entered into. If we are unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us or our stockholders than we would otherwise choose. These events could prevent us from successfully executing on our operating plan and could raise substantial doubt about our ability to continue as a going concern in future periods.

(3)	Summary of Significant Accounting Policies
(a)	Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires our management to make estimates and assumptions relating to the reported amounts of assets and

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the accompanying financial statements relate to the estimated useful lives of property and equipment; the terms of performance under collaboration agreements; the estimated fair values of warrants for redeemable, convertible preferred stock; and the estimated fair values of share-based awards, including the estimated fair value of the underlying common stock.

(b)	Unaudited Interim Financial Data

The accompanying condensed balance sheet as of June 30, 2014, condensed statements of operations and comprehensive income and loss for the three months ended and the six months ended June 30, 2013 and 2014 and condensed statements of cash flows for the six months ended June 30, 2013 and 2014 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly our financial position as of June 30, 2014 and the results of operations for the three and six months ended June 30, 2013 and 2014 and cash flows for the six months ended June 30, 2014. The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2013 and 2014 are unaudited. The results for the three months and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period.  These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013 included in our Prospectus filed on July 2, 2014 with the United States Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4).

(c)	Reverse Stock Split

On April 25, 2014, we affected a 1-for-4.3 reverse stock split of our common stock after approval by our stockholders. In connection with the reverse stock split, we filed a Certificate of Amendment of our Restated Certificate of Incorporation with the Secretary of State of Delaware on April 25, 2014 affecting the reverse stock split. This reverse stock split has been reflected retroactively for all periods presented in the financial statements.

(d)	Accrued Liabilities

We make estimates of our accrued expenses by identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when it has not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. Examples of estimated accrued expenses include:

•	fees owed to contract research organizations in connection with preclinical and toxicology studies and clinical trials;
•	fees owed to investigative sites in connection with clinical trials;
•	fees owed to contract manufacturers in connection with the production of clinical trial materials;
•	fees owed for professional services;
•	property taxes; and
•	unpaid salaries, wages, and benefits.

Accrued liabilities consisted of the following as of:

	December 31, 2013	June 30, 2014
Accrued compensation	$278,108	288,672
Accrued clinical trial holdbacks	126,455	107,196
Income taxes	115,765	—
Other	400,634	659,025
Total Accrued Liabilities	$920,962	1,054,893

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

As of December 31, 2013 and June 30, 2014, accrued liabilities included $126,455 and $107,196 respectively, of holdbacks representing five percent of payments due to entities conducting clinical trials for patient-related fees. The holdbacks will be paid upon completion of the studies and when all data has been received and validated by us.

(e)	Net Loss per Share

Basic net loss per share is computed by dividing net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is anti-dilutive. In the periods with net losses, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Historical net loss per share:
Numerator:
Net loss attributable to GlobeImmune, Inc. common stockholders	(2,140,577)	(9,151,511)	(6,913,434)	(15,033,635)
Denominator:
Weighted-average common shares used in computing net loss per share of common stock - basic and diluted	92,430	98,067	92,430	95,622
Net loss per share of common stock attributable to GlobeImmune, Inc. stockholders - basic and diluted	(23.16)	(93.32)	(74.80)	(157.22)
Pro forma net income per share:
Numerator:
Net loss attributable to GlobeImmune, Inc. common stockholders		$(9,151,511)		$(15,033,635)
Deduct: income on change in fair value of warrant liability		2,150,491		1,903,446
Add back: interest expense on convertible promissory notes		(* )		(* )
Add back: Preferred stock dividends and accretion of offering costs to redemption value		3,437,556		6,875,108
Net income used in computing pro forma net income per share of common stock attributable to GlobeImmune, Inc. stockholders - diluted		$(3,563,464)		$(6,255,081)
Denominator:
Basic and diluted weighted-average common shares, as used above		98,067		95,622
Add back: pro forma adjustment to reflect weighted- average of assumed conversion of convertible preferred stock (1)		2,757,825		2,757,825
Add back: pro forma adjustment to reflect weighted- average convertible promissory note on an if- converted basis		(* )		(* )
Add back: incremental stock options on a treasury stock method		(* )		(* )
Weighted-average shares used in computing pro forma diluted net income per common share		2,855,892		2,853,447
Pro forma net income per share of common stock attributable to GlobeImmune, Inc. stockholders - diluted		$(1.25)		$(2.19)
(*)	Balance and shares were excluded for the three and six months ended June 30, 2014 calculation as they were anti-dilutive.

(1)

The pro forma net income per share reflects the assumed conversion of all outstanding shares of redeemable, convertible preferred stock as of June 30, 2014 into 2,757,825 shares of common stock. This conversion occurred upon the closing of our initial public offering. The numerator in the pro forma diluted net income per share calculation has been adjusted to remove the preferred stock dividends and accretion of offering costs to redemption value as this charge was eliminated upon the conversion of all outstanding shares of redeemable, convertible preferred stock upon receipt of the consent of a majority of our preferred stockholders. In addition, the numerator in the pro forma diluted net income per share calculation has been adjusted for income resulting from remeasurement of the preferred stock warrant liability as these measurements were no longer required when the preferred stock warrants became warrants to purchase shares of our common stock upon the closing of our initial public offering.

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

(f)	Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued the Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance when it becomes effective. The standard will be effective for us for annual and interim periods beginning after December 15, 2016, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

(g)	Fair Value Measurements

The carrying amounts of financial instruments, including cash and cash equivalents, accrued compensation, accrued clinical holdbacks and accounts payable, approximate fair value due to their short-term maturities. The carrying amount of the convertible note payable approximates its fair value as its terms are comparable to what would be included in similar debt instruments.

We account for our preferred stock warrants pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, and classify warrants for redeemable preferred stock as liabilities. The warrants are reported as short-term or long-term liabilities, depending on their remaining term, at their estimated fair value at December 31, 2013 and June 30, 2014, and any changes in fair value are reflected in changes in value of warrants.

The fair value of all the outstanding warrants at December 31, 2013 and June 30, 2014 was $1,564,941 and $7,118,054, respectively.

In general, asset and liability fair values are determined using the following categories:

Level 1– inputs utilize quoted prices in active markets for identical assets or liabilities.

Level 2– inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

Level 3– inputs are unobservable inputs and include situations where there is little, if any, market activity for the balance sheet items at period end. Pricing inputs are unobservable for the terms and are based on our own assumptions about the assumptions that a market participant would use.

Our financial instruments, including money market investments, warrants, and put options are measured at fair value on a recurring basis. The carrying amount of money market investments as of December 31, 2013 and June 30, 2014 approximates fair value based on quoted prices in active markets, or Level 1 inputs. The carrying amount of outstanding warrants and put options as of December 31, 2013 and June 30, 2014 approximates fair value based on unobservable inputs, or Level 3 inputs, using assumptions made by us, including pricing, volatility, and expected term. There were no transfers between levels for the year ended December 31, 2013 and the three and six months ended June 30, 2014.

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2013 and June 30, 2014:

Description	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant unobservable inputs (Level 3)	June 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant unobservable inputs (Level 3)
Assets measured at fair value:
Money market investments (included in cash and cash equivalents)	20,672	20,672	—	20,422	20,422	—
Liabilities measured at fair value:
Warrants (included in fair value of warrants)	1,564,941	—	1,564,941	7,118,054	—	7,118,054
Put and call options (included in fair value of put and call options and other long-term liabilities)	101,222	—	101,222	3,449,866	—	3,449,866

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value using significant unobservable, or Level 3, inputs is as follows:

	Warrants	Put and call options
Balance of liability at December 31, 2013	$(1,564,941)	(101,222)
Issuance of warrants in connection with convertible promissory notes	(5,331,175)	—
Issuance of put and call options in connection with convertible promissory notes	—	(1,667,136)
Income (loss) included in net loss:
Loss due to change in fair value	(221,938)	(1,681,508)
Balance of liability at June 30, 2014	$(7,118,054)	(3,449,866)

Gains (losses) included in net income and loss for the six months ended June 30, 2014 are reported in change in value of warrants.

(4)	Convertible Notes

2013 Notes

In November 2013, we entered into an unsecured convertible promissory note, or the Note, with a service provider, or the Holder, in settlement of $391,730 of accounts payable. The Note bears an interest rate of 8.0%, has a term of three years and can be prepaid at any time. The Note and unpaid accrued interest converted upon the completion of our initial public offering into common stock at a price per share equal to 80% at which our common stock was first offered to the public. The Holder also received a warrant, equal to 30% of the principal balance of the Note, to purchase common stock for 10 years with an exercise price equal to the conversion price.

We recorded the proceeds from the Note based on the fair value of the warrants ($106,087), put option embedded in the Note ($101,222) and the Note and, as such, recorded a debt discount of $207,309 for the allocated value of the warrants and put option. This debt discount is being amortized to interest expense over the term of the Note. Amortization of $17,213 and $34,236 was recorded in the three and six months ended June 30, 2014, respectively, and the unamortized balance of the debt discount was $198,041 and $163,804 as of December 31, 2013 and June 30, 2014, respectively. As of December 31, 2013 and June 30, 2014, the Note balance includes accrued interest of $4,266 and $20,022, respectively.

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

The estimated fair value of the Note as of December 31, 2013 and June 30, 2014 approximated its carrying value.

2014 Convertible Notes

In January and February 2014, we entered into unsecured convertible notes, the 2014 Notes, with various holders for a total aggregate principal amount of $7,500,000. The 2014 Notes bear an interest rate of 10.0% and have a maturity date of January 31, 2015. We cannot make any payments of principal and interest without the consent of a majority of the holders. The 2014 Notes are not convertible at the option of the holders. The 2014 Notes and unpaid accrued interest converted upon the completion of our initial public offering into common stock at a price equal to 70% of the price at which our common stock was first offered to the public.

The holders of the 2014 Notes received warrants, equal to 100% of the principal amount of the 2014 Notes to purchase equity securities of us for a five-year period. As a result of our initial public offering, the warrants are exercisable into common stock with an exercise price equal to the price at which our common stock was first offered to the public.

We recorded the proceeds from the 2014 Notes based on the fair value of the warrants ($4,454,397), the net of the put and call option embedded in the 2014 Notes ($1,667,136) and the 2014 Notes. As such, we recorded a debt discount of $6,121,533 from the allocated value of the warrants and the put and call options. This debt discount is being amortized to interest expense over the term of the 2014 Notes. Amortization of $1,530,383 and $2,559,639 was recorded in the three and six month period ended June 30, 2014 and the unamortized balance of the debt discount was $3,570,894 as of June 30, 2014. As of June 30, 2014, the 2014 Notes balance includes accrued interest of $297,543.

We incurred $1,928,265 of debt issuance costs related to the 2014 Notes. Included in the debt issuance costs were warrants issued to the placement agent that had an estimated value of $876,778 at issuance. These costs are included in debt issuance costs and are being amortized to interest expense over the term of the 2014 Notes. Amortization of $482,066 and $803,444 was recorded in the three and six month periods ended June 30, 2014, respectively, and the unamortized balance of the debt issuance costs was $1,124,821 as of June 30, 2014.

The estimated fair value of the 2014 Notes as of June 30, 2014 approximated its carrying value.

(5)	Deferred Revenue

Deferred revenue consisted of the following as of:

	December 31, 2013	June 30, 2014

Celgene	$14,169,164	12,390,655

Gilead	244,711	35,695

Total deferred revenue	14,413,875	12,426,350

Less: current portion	(3,756,899)	(3,378,706)

Deferred revenue, long-term	$10,656,976	9,047,644

(a)	Celgene Agreements

In May 2009, we entered into a Collaboration and Option Agreement with Celgene for the early development of four oncology products and all future oncology drug candidates (which options to future oncology drug candidates is subject to expiration if Celgene did not license one of the initial four named products). Celgene is also a holder of our common stock. Under the collaboration agreement, Celgene has the option to obtain an exclusive worldwide license to develop and commercialize the product candidates subject to diligence requirements, an up-front development funding fee, milestone payments and royalties. This agreement was amended in June 2011 to replace one of the four named product candidates with another oncology Tarmogen product candidate. The terms of the amendment did not materially modify the agreement as the financial terms and the length of the agreement remained substantially the same. Celgene’s options with respect to the GI-6200 and GI-3000 oncology drug candidate programs will terminate if

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

Celgene does not exercise its options for such programs after we deliver certain reports on predefined clinical trials with respect to such drug programs. In March 2013, Celgene declined to exercise its option to the GI-4000 program and returned all rights and development responsibility to us. In July 2013, Celgene exercised its option to license the GI-6300 program. As a result of the election to license the GI-6300 program, Celgene has an option to license all future oncology drug candidates developed by us on a product by product basis.

In July 2013, Celgene exercised its option to license the GI-6300 program, including GI- 6301, in exchange for an upfront payment of $9,000,000. As part of that exercise, the Collaboration and Option Agreement was amended as it related to the GI-6300 program. The agreement, as amended, includes (1) a license granted to Celgene as of the date of the exercise of the option to develop and commercialize the GI-6300 product candidates using all of our related patents, intellectual property and know-how related to these product candidates that existed at the inception of the Collaboration and Option Agreement or any time during the term, (2) us supplying drug product for the Phase 2 clinical trial and (3) our option to perform Phase 2 clinical trials, subject to Celgene’s right to assume performance of those trials. As part of this exercise, certain milestones were modified and adjustments to the royalty rates on net sales were reduced. The modification to the milestones did not materially impact the deliverables that existed at the time of the modification.

The Collaboration and Option agreement, as amended including the amendment relating to the GI-6300 program contain the following provisions:

•

We received a $30,000,000 upfront payment to perform research and development and for the option to license products based on the GI-4000, GI-6200, GI-6300 and GI-3000 programs. This payment was made by Celgene in May 2009.

•	We received $1,000,000 in October 2011 and $300,000 in April 2012 from Celgene for additional immunology work for the GI-4000 program.
•	We may receive a total of $85,000,000 in development and regulatory milestones for the GI-6200 and GI-3000 programs; activities for which we are not responsible for completing.
•

If Celgene exercises its option to the GI-6200 or GI-3000 program and these products are commercialized, we may also receive up to $60,000,000 in net sales milestones and tiered royalty rates on net sales in the teens on worldwide net sales; activities for which we are not responsible for completing.

•	We are eligible to receive a total of $85,000,000 in development and regulatory milestone payments for GI-6301; activities for which we are not responsible for completing.
•

If GI-6301 is commercialized by Celgene, we may receive up to $60,000,000 in sales milestone payments for which we are not responsible for completing and tiered royalty rates on net sales ranging from single digits to low double digits.

•

For programs other than GI-6200, GI-3000 and GI-6300, we may be eligible to receive up to $101,000,000 in development and regulatory milestone payments for Celgene’s clinical trials, NDA filing and regulatory approvals, up to $60,000,000 in net sales milestone payments for such programs, and tiered royalty rates on net sales in the teens on worldwide net sales; activities for which we are not responsible for completing.

Upon execution of the May 2009 agreement, we estimated that our obligations to perform research and development under the agreement would continue through September 30, 2016 and accordingly recognized as revenue the upfront fees received of $31,300,000 from the date of receipt through September 30, 2016. We review the term of performance on a quarterly basis and adjust the revenue recognition period if there are any changes. As of December 31, 2013 and June 30, 2014, the unamortized balance was amortized on a straight line basis through  March 31, 2018.

We determined that there were two units of accounting under the July 2013 GI-6300 License Agreement with Celgene: the license to further develop and commercialize GI-6300 and undelivered items related to supplying drug product for the Phase 1 clinical trial and the option to perform the Phase 2 clinical trial (subject to Celgene’s right to assume performance of those trials). We determined that the license had standalone value based on the fact that the drug candidate has been developed and is currently in a clinical trial, Celgene possesses the knowledge, technology, skills, experience and background necessary for all further development of the drug through commercialization, we are not required to perform any additional development work related to GI-6300 and Celgene has the right to sublicense the product. We allocated the $9,000,000 of proceeds to the two units of accounting using the relative selling price method. We determined the estimated selling price for the license based upon a third party valuation and vendor specific objective evidence for the undelivered items. The allocation resulted in $8,766,881 being allocated to the license and the remaining amount of $233,119 allocated to the undelivered items. We recognized $8,766,881 in revenue related to the license in the fourth quarter of 2013 upon the delivery of all intellectual property, reports and documentation for the license to Celgene. Revenue

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

related to the undelivered items will be recognized as the services are performed. The current estimated service period for the undelivered items under the GI-6300 License Agreement is through December 2014.

We recognized $819,767, $819,767, $1,667,803 and $1,778,510 in revenue related to research and development services and other services during the three and six months ended June 30, 2013 and 2014, respectively. Costs incurred under these agreements, included in costs of collaboration licenses and services in our statement of operations and comprehensive income and loss, for the three and six months ended June 30, 2013 and 2014 were $390,202, $742,902, $1,496,486 and $1,356,857, respectively.

To date, we have not recognized any revenue in connection with milestone payments, other than the license election noted above, or royalties under this agreement.

(b)	Gilead Agreement

In October 2011, we entered into a License and Collaboration Agreement with Gilead, granting Gilead an exclusive license to all hepatitis B Tarmogen product candidates to be developed and commercialized under the collaboration, which includes a license granted at contract outset to develop and commercialize the HBV Tarmogen product candidate GS-4774 using all of our related patents, intellectual property and know-how related to these product candidates. Under the terms of the agreement, in November 2011 Gilead made a $10,000,000 initial nonrefundable payment to us. We conducted preclinical development, filed the Investigational New Drug application, or IND, and performed the initial Phase 1a trial in healthy volunteers for the selected HBV Tarmogen. Gilead reimbursed us on a periodic basis for the costs and expenses of the Phase 1a clinical trial. Gilead will perform any future clinical development, regulatory and commercialization activities. Gilead activities are subject to commercially reasonable diligence, milestone payments and royalties. Upon satisfaction of certain substantive milestone events for which we were partially responsible for completing, we received $2,000,000 upon filing an IND for HBV in 2012 and $3,000,000 at the point of commencement of the Phase 1b/2a clinical trial in 2013. We are also eligible to receive additional proceeds of up to $130,000,000 in development and regulatory milestones based upon achievement of such milestones by Gilead. If products are commercialized, we are eligible to receive tiered royalty rates in the upper single digit to mid-teens and up to $40,000,000 of sales milestone payments based on net sales of the licensed product candidates. We are not responsible for the sales efforts.

We determined there was one unit of accounting under the agreement with Gilead. The non-contingent deliverables under the agreement include: (i) the license to all intellectual property and know-how related to hepatitis B Tarmogen products, (ii) the services to be performed in preclinical development (including the filing of an IND) and in conducting the Phase 1a clinical trial, (iii) participation on the Joint Research and Development Committee, or JRC, and (iv) the requirement to provide consultation to Gilead after Gilead assumes control of development activities. We have estimated the performance period for these deliverables to be from October 2011 through 2020.

When the agreement was signed, we determined that our obligation to supply drug product to Gilead after Gilead assumed control of the development was a contingent deliverable, as the obligation to supply product was contingent on the successful development of the hepatitis B Tarmogen product candidate and the related approval of the IND among other items. Subsequently, Gilead has assumed control of manufacturing. However, a services agreement between the parties also continues to exist. As a result, the services agreement deliverables and the potential incremental fees to be received by us will be accounted for only if and when delivery takes place. We have determined that the consideration to be received is an appropriate incremental fee and, therefore there is not a significant incremental discount associated with the selling price of the services agreement.

We determined that the license did not have standalone value at the inception of the agreement. This determination is based on the fact that the license is not sold on a standalone basis, nor could it be resold by Gilead on a standalone basis because we have proprietary knowledge, technology, skills, experience and background that no other third party, including Gilead, currently possesses and could not readily obtain at contract inception. Such knowledge, technology, skills, experience and background would be necessary for further development of the hepatitis B Tarmogen product candidate as required under the agreement.

We are recognizing the initial consideration of $10,000,000 and the amounts we will receive as reimbursement from Gilead of costs to perform the initial Phase 1a trial on a proportional performance basis over the estimated period of performance to complete the preclinical development and Phase 1a trial services, JRC and consultation services, which is estimated to be from October 2011 through 2020. We will measure our progress under the proportional performance method based on hours incurred in proportion to total estimated hours. However, the cumulative revenue recognized under this agreement will be limited to the cumulative cash received to date from Gilead. We incurred substantially all of our hours during the preclinical development and Phase 1a trial period, which ended in February 2014.

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

The contractual term of the license is on a product and country basis that begins on the effective date of the contract, October 2011, and runs through the expiration of Gilead’s obligation to pay royalties for such product in such country, or until the agreement is terminated. The JRC term is from the effective date of the agreement and terminates at the end of the Research Term, which is the period of time commencing on the date the agreement was signed and ending upon completion of the final clinical study report for the Gilead Phase 1b/2a trial. The consulting term begins upon the conclusion of the Research Term, and we estimate the term would end upon commercialization, currently estimated in 2020.

We recognized $1,741,829, $1,373, $2,086,061 and $218,646 in license and services revenue under the Gilead arrangement during the three and six months ended June 30, 2013 and 2014, respectively. We also recognized a milestone payment of $3,000,000 in the second half of 2013. In addition, we recognized revenue of $1,648,700, $578,000, $2,588,700 and $712,825  during the three and six months ended June 30, 2013 and 2014, respectively, related to manufacturing supply for Phase 2 trials for which Gilead is responsible for performing. Collaboration license and service costs incurred under these agreements, included in costs of collaboration licenses and services in our statement of operations and comprehensive income and loss, for the three and six months ended June 30, 2013 and 2014 were $146,074, $182,239, $1,179,706 and $401,138, respectively. Manufacturing services costs incurred under agreements with Gilead are included in costs of manufacturing services in our statement of operations and comprehensive income and loss, for the three and six months ended June 30, 2013 and 2014 were $1,648,700, $578,000, $2,588,700 and $712,825, respectively.

(6)	Income Taxes

We maintain a valuation allowance for substantially all of our deferred tax assets, including our net operating losses, and therefore do not expect to incur a current U.S. federal tax expense or benefit against our pretax income (loss) during the year ending December 31, 2014.

Our ability to realize the benefit of our deferred tax assets in future periods will depend on the generation of future taxable income and tax planning strategies. Due to our history of losses we have recorded a full valuation allowance against substantially all of our deferred tax assets. We do not expect to reduce the valuation allowance against our deferred tax assets to below 100% of our gross amount until we have a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty.

(7)	Subsequent Events

We completed an initial public offering on July 8, 2014.  In the offering, we sold 1,725,000 shares of our common stock, including those shares sold pursuant to the underwriter’s exercise of its over-allotment option, at $10.00 per share and raised $17,250,000 before fees and expenses.  Upon completion of the offering, all of our then outstanding preferred stock converted into 2,757,825 shares of our common stock in accordance with the terms of the preferred stock, all of our outstanding preferred stock warrants were reclassified into additional paid-in capital as all of the preferred stock warrants converted into common stock warrants, the Note and the 2014 Notes, described in note 4, converted into 51,556 and 1,116,372 shares of common stock, respectively, and the warrant issued to the holder of the Note upon such conversion and the warrants issued to the holders of the 2014 Notes become exercisable for 12,373 and 750,000 shares of common stock, respectively.  See our Prospectus filed on July 2, 2014 with the SEC pursuant to Rule 424(b)(4) for more information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs, and anticipated, expected or projected performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “enable,” “potential,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, clinical trials and FDA submissions, regulatory or competitive environments, our intellectual property, and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially.  For a description of such risks and uncertainties, which could cause our actual results, performance, or achievements to materially differ from any anticipated results, performance, or achievements, please see the risk factors in our Registration Statement on Form S-1, Registration No. 333-194606, and in this Form 10-Q under the heading “Risk Factors”.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the United States Securities and Exchange Commission, or the SEC, that disclose certain risks and factors that may affect our business.  This analysis should be should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2013 included in our Registration Statement on Form S-1, Registration No. 333-194606, filed with the SEC.  We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

Overview

We are a biopharmaceutical company established in 1995 focused on developing products for the treatment of cancer and infectious diseases based on our proprietary Tarmogen ® platform. Tarmogens activate the immune system by stimulating a subset of white blood cells called T cells that destroy infected or malignant cells, in contrast to traditional vaccines which predominately stimulate antibody production. We believe that our Tarmogen platform has applicability to a number of diseases, and may enable us to develop a broad portfolio of products. We have four Tarmogen product candidates in clinical evaluation for infectious disease and multiple cancer indications.

Our Tarmogen platform technology has characteristics that we believe will enable us, in collaboration with our strategic collaborators and independently, to develop and commercialize a portfolio of products.

Tarmogens target the molecular profile that distinguishes a diseased cell from a normal cell. We have designed Tarmogens to target specific intracellular and extracellular proteins, or antigens, that play a role in oncology and infectious diseases which represent unmet medical needs. Collaborations with biopharmaceutical companies and research institutions have allowed us to advance the development of a number of our product candidates while managing our own research and development expenses relating to these product candidates.

We have two strategic collaborations with leading biotechnology companies. In October 2011, Gilead Sciences, Inc., or Gilead, exclusively licensed product candidates intended to treat chronic hepatitis B virus, or HBV, infection. Celgene Corporation, or Celgene, entered into a collaboration and option agreement for certain oncology product candidates in May 2009. Under this agreement, in July 2013 Celgene exercised its option for a worldwide, exclusive license to the GI-6300 program, which is a Tarmogen program targeting the brachyury protein. Brachyury plays a role in the metastatic spread of certain cancers and is believed to be fundamental in the formation of chordomas, rare bone tumors of the spine. Through June 30, 2014, we have received over $60 million from these collaborations.

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of June 30, 2014, we had an accumulated deficit of $214.3 million. We had net losses of $5.7 million and $8.2 million for the three and six months ended June 30 2014, respectively. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that operating losses will occur and substantially increase over the next several years as we expand discovery, research and development activities, including clinical development of our Tarmogen product candidates. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. We have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity and convertible debt securities, upfront and milestone payments pursuant to our collaboration agreements, government grants and capital lease and equipment financing. The size of our future net losses will depend, in part, on the magnitude and timing of changes in our expenses, as well as the level and rate of growth, if any, of our revenues. Our ability to achieve profitability is dependent on our ability, alone or with others, to complete the development of our product candidates successfully, obtain required regulatory approvals, manufacture and market our potential products successfully or have such products manufactured and marketed by others, and gain market acceptance for such products. There can be no assurance as to whether or when we will achieve profitability.

We were incorporated as Ceres Pharmaceuticals, Ltd. in Colorado on February 10, 1995. We changed our name to GlobeImmune, Inc. on May 26, 2001, and reincorporated in Delaware on June 5, 2002.

Financial Operations

Revenue

Infectious Disease Programs

Our world-wide collaboration with Gilead is focused on developing a lead product candidate, GS-4774, to target patients chronically infected with HBV who are also on, or are candidates for, oral antiviral suppressive therapy. Under this collaboration, in 2011 we received a $10 million upfront payment and Gilead agreed to fund a Phase 1 trial. As a result of our activities under this agreement, we have received an additional $5 million in milestone payments. Gilead is responsible for all future clinical, regulatory and commercial activities. We are eligible to receive up to an additional $130 million in development and regulatory milestones under this collaboration. If products are commercialized, we will be entitled to receive tiered royalty rates based on net sales of GS-4774 from the high single digits to the mid-teens, and up to $40 million of sales milestone payments.

Chronic HBV infection affects approximately 400 million people worldwide. While antiviral drugs have been used effectively to control this disease, cure rates are very low, with less than eight percent cured after four years of daily oral antiviral therapy. GS-4774 is being developed as a therapeutic vaccine designed to generate T cell immune responses against cells containing HBV antigens in combination with antiviral therapy with the goal of increasing the cure rate in patients with chronic HBV infection.

In August 2013, we completed a Phase 1 clinical trial of GS-4774 in 60 healthy volunteers. Twenty subjects were enrolled to one of three arms in the study, receiving either 10YU, 40YU, or 80YU of GS-4774 (one YU, or yeast unit, equals 10 million yeast cells). Within each of the three 20 subject arms, ten subjects were randomized to weekly dosing, and ten subjects to monthly only dosing, each for three months. The Phase 1 results indicated that GS-4774 elicited HBV specific T cell immune responses. Subjects in all three dose groups displayed immune responses, and there was little difference between the weekly versus the monthly-only immunization regimens in the ability to generate T cell immune responses. Eighty-eight percent of subjects across all three dose groups responded to receiving GS-4774 by at least one measure of T cell immune response.

Gilead initiated a Phase 2 clinical trial in September 2013 investigating GS-4774 in combination with ongoing oral antiviral treatment in patients with chronic HBV infection. This Phase 2 clinical trial is designed to enroll 175 patients in a randomized, open-label design comparing different doses of GS-4774, administered in combination with oral antiviral therapy vs. antiviral treatment alone. The primary endpoint for this trial is decline in serum HBV surface antigen, or HBsAg.  This trial is fully-enrolled, and 48-week results are expected to be available in the first half of 2015. These results may be submitted to an upcoming scientific conference.

Gilead initiated a second Phase 2 clinical trial in July 2014 investigating GS-4774 in patients with chronic HBV infection who are currently not receiving treatment.   This Phase 2 clinical trial is designed to enroll 175 patients in a randomized, open-label design comparing different doses of GS-4774, administered in combination with tenofovir disoproxil fumarate, or TDF, vs. TDF alone. The primary endpoint for this trial is decline in serum HBV surface antigen.

We have multiple additional preclinical infectious disease programs in various stages of development. In August 2013, we received a $4 million Research Project Grant from the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH, to support the development of Tarmogen immunotherapy product candidates intended to treat or prevent tuberculosis infection, or tuberculosis grant. The work for this grant will be performed and reimbursed over four years.

Oncology Programs

In May 2009, we entered into a worldwide strategic collaboration and option agreement with Celgene focused on the discovery, development and commercialization of certain product candidates intended to treat cancer. Under the terms of this agreement we have received $31.3 million. Celgene also made a $10 million equity investment in us. Under this agreement, the GI-6301 and GI-6207 programs may result in up to $290 million in milestone payments from Celgene to us. For product candidates subject to option by Celgene, we are responsible for initial development under the agreement, and Celgene has the option to license each of them at specific points in the development plan. Upon the achievement of certain development, regulatory and commercial milestones, we would be eligible to receive milestone payments and tiered royalties based on net sales of each licensed product.

Pursuant to the agreement, in July 2013 Celgene exercised its option to obtain an exclusive license to our GI-6300 program, including GI-6301, upon payment of a $9 million option exercise milestone. We are eligible to receive a total of $85 million in additional development and regulatory milestone payments for GI-6301. If GI-6301 is commercialized, we may receive up to $60 million in sales milestone payments and tiered royalty rates on net sales ranging from single digits to low double digits. GI-6301 targets cancers expressing the brachyury protein, which is believed to play a role in the metastatic progression of certain cancers and also in the initiation of chordomas. The National Cancer Institute, or NCI, is currently conducting a dose escalation Phase 1 trial of GI-6301 with a planned enrollment of 34 subjects with metastatic cancers and chordomas who have failed previous therapy or have no further therapeutic options. In the first seven chordoma patients dosed at 40YU, one subject was determined to be a confirmed partial responder at previously irradiated sites, one subject who had progressive disease at study entry was diagnosed with stable disease and two subjects who were determined to have stable disease at study entry continue to have stable disease. The other three chordoma subjects in the study have been diagnosed with progressive disease. These data were presented at the 2014 American Society of Clinical Oncology Annual Meeting. We have completed enrollment in the GI-6301 Phase 1 trial and expect final data in the second half of 2014.

A second oncology product candidate, GI-6207, is being evaluated in a 34 subject Phase 2 clinical trial at the NCI. GI-6207 targets carcinoembryonic antigen, or CEA, a protein that is over-expressed in a large number of epithelial cancers, which we estimate represent approximately 500,000 new cancer cases in the United States each year. This Phase 2 trial is being conducted under an IND filed by us on December 27, 2012. The NCI has completed a dose escalation Phase 1 clinical trial of GI-6207 in 25 subjects with Stage IV cancers expressing CEA, and initiated a randomized Phase 2 trial in 34 subjects with medullary thyroid cancer, or MTC, in 2013. The Phase 1 trial of GI-6301 is being conducted under an IND filed by us on October 24, 2011. Development and commercialization rights to the GI-6200 program, including GI-6207, remain subject to option by Celgene. Celgene’s decision to option GI-6207 will be after the data from the Phase 2 trial in MTC are available.

We have a third, wholly-owned, clinical stage oncology program, GI-4000, that targets tumors with mutations in a protein called Ras. In March 2013, Celgene declined to exercise its option to GI-4000 and returned all rights and development responsibility to us. We have Phase 2 survival data in pancreas and non-small cell lung cancer, or NSCLC, for GI-4000. We conducted a multicenter, placebo controlled Phase 2b pancreas cancer study. While we did not see an improvement in survival in the overall study population, we did see a non-statistically significant three month improvement in survival in a pre-specified subgroup. We also performed a retrospective analysis of 90 pre-administration blood samples using an analytic technique called proteomics. The goal of the analysis was to identify a pre-administration companion diagnostic test that could predict which subjects are likely to respond to GI-4000 to assist in subject selection for future clinical trials. BDX-001, the resulting potential proteomic companion diagnostic test, appeared to predict whether a subject administered GI-4000 and the chemotherapy drug gemcitabine in this trial would have improved recurrence free and overall survival compared to gemcitabine alone. We believe BDX-001 differentiates between subject blood samples using the relationship of 100 different proteins and protein fragments. Overall, 21 of the 44 (48%) of studied subjects administered GI-4000 and gemcitabine were classified as BDX-001 positive. In BDX-001 positive subjects administered GI-4000 and gemcitabine, there was an 11.7 month improvement in median recurrence free survival, or RFS, and a 16.6 month improvement in median overall survival, or OS, compared with BDX-001 positive subjects samples administered placebo and gemcitabine. There was no difference in RFS or OS in the gemcitabine-alone arm based on BDX-001 selection. The proportion of BDX-001 positive patients may vary in any future studies. This study was not powered for, and these results did not reach, statistical significance. If BDX-001 is prospectively validated in a second pancreas cancer trial, this companion diagnostic could be used to select the patients appropriate for GI-4000 therapy. The BDX-001 test is controlled by Biodesix, Inc. We intend to negotiate a development and commercialization agreement regarding this test with them. However, we may not be able to obtain the rights to use the test on commercially reasonable terms, if at all.

Investigators at Memorial Sloan Kettering Cancer Center, or MSKCC, also conducted a Phase 2a trial in non-small cell lung cancer, or NSCLC, in 24 subjects. Based on the updated survival analysis from December 2013, this study shows a 43% reduction in the risk of mortality for patients administered GI-4000 compared to a matched set of controls (p=0.24 which is not statistically significant). This was an investigator sponsored study that was funded by MSKCC, and we supplied the study drug. We retained all rights to GI-4000 under our agreement with MSKCC for this trial. We also have an ongoing Phase 2a clinical trial studying GI-4000 in colon cancer, which is being conducted at the Lombardi Cancer Center at Georgetown University. This is an investigator sponsored study that was funded by the Lombardi Cancer Center, and we supplied the study drug. We retained all rights to GI-4000 under our agreement with the Lombardi Cancer Center for this trial.

Research and Development Expense

Research and development expenses, which include costs of collaboration license and services, cost of manufacturing services and research and development for proprietary programs, in our statement of operations and comprehensive income and loss, consists of:

•	personnel related expenses, including salaries, benefits, stock-based compensation, travel, and related costs for the personnel involved in drug discovery and development;
•	payments we make to third-party contract research organizations, contract manufacturers, investigative sites, consultants and other clinical trial costs;
•	technology and intellectual property license costs;
•	manufacturing costs;
•	activities relating to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and facility maintenance, as well as laboratory and other supplies.

We have multiple research and development projects ongoing at any one time. We utilize our internal resources, employees and infrastructure across multiple projects. We do not believe that allocating internal costs on the basis of estimates of time spent by our employees accurately reflects the actual costs of a project. We record and maintain information regarding hours spent on specific projects when needed for our collaboration agreements and for external, out-of-pocket research and development expenses on a project-specific basis.

We expense research and development costs as incurred, including payments made to date under our in-licensing agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates; therefore, we expect our research and development expense to increase as we continue to develop our product candidates.

The successful development of our product candidates is uncertain. We cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from any of our clinical or preclinical product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

•	the number of clinical sites included in the trials;
•	the length of time required to enroll suitable patients;
•	the number of patients that ultimately participate in the trials; and
•	the results of our clinical trials.

Our expenditures are subject to additional uncertainties, including the terms and timing of collaboration agreements, clinical trial expenses, regulatory approvals, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of the variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those which we anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expense

General and administrative expense primarily consists of salaries and other related costs, including stock-based compensation expense, for employees and consultants in our executive, finance, accounting, legal, information technology and human resource departments. Other general and administrative expenses include facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense, insurance and accounting services.

We anticipate that our general and administrative expense will increase over the next several years for the following reasons, among others:

•

increased payroll, expanded infrastructure and higher consulting, legal, auditing and tax services and investor relations costs, and director and officer insurance premiums associated with being a public company;

•	increased expenses to support our research and development activities, which we expect to expand as we continue to advance the clinical development of our product candidates; and
•

we may also begin to incur expenses related to the planned sales and marketing of our product candidates in anticipation of commercial launch before we receive regulatory approval, if any, of a product candidate.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2014

The following table sets forth our results for the periods shown.

	Three months ended June 30,			%
	2013	2014	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Revenue
Collaboration license and services	$2,573	1,153	(1,420)	(55%)
Manufacturing services	1,649	578	(1,071)	(65%)
Total revenue	4,222	1,731	(2,491)	(59%)
Operating expenses:
Research and development expenses:
Costs of collaboration license and services	536	925	389	73%
Costs of manufacturing services	1,649	578	(1,071)	(65%)
Research and development for proprietary programs	510	637	127	25%
Total research and development	2,695	2,140	(555)	(21%)
General and administrative	714	856	142	20%
Depreciation and amortization	216	71	(145)	(67%)
Total operating expenses	3,625	3,067	(558)	(15%)
Income (loss) from operations	597	(1,336)	(1,933)	(324%)
Change in value of warrants, income (expense)	484	(2,151)	(2,635)	(544%)
Interest expense	—	(2,227)	(2,227)	100%
Income (loss) before taxes	$1,081	(5,714)	(6,795)	(629%)

Collaboration license and services revenues. Collaboration license and services revenues for the three months ended June 30, 2014 were $1.2 million compared to $2.6 million for the three months ended June 30, 2013, a decrease of $1.4 million. The decrease was due to a decrease of revenue recognized under the collaboration agreement with Gilead for the Phase 1 clinical trial work for GS-4774 of $1.7 million offset by a $0.3 million increase in reimbursement for the tuberculosis grant.

Manufacturing services revenues. Manufacturing services revenues for the three months ended June 30, 2014 were $0.6 million compared to $1.6 million for the three months ended June 30, 2013, a decrease of $1.0 million. The decrease was due to a decrease in revenue relating to manufacturing services for Gilead for the Phase 2 HBV trial of $1.0 million.

Costs of Collaboration License and Services. Costs of collaboration license and services expense for the three months ended June 30, 2014 was $0.9 million compared to $0.5 million for the three months ended June 30, 2013, an increase of $0.4 million. The increase was primarily due to a $0.2 million increase in the expenses related to GI-6300.

Costs of Manufacturing Services. Costs of manufacturing services for the three months ended June 30, 2014 were $0.6 million compared to $1.6 million for the three months ended June 30, 2013, a decrease of $1.0 million. The decrease was due to a decrease in expenses relating to manufacturing services for Gilead for the Phase 2 HBV trial of $1.0 million.

Research and Development for Proprietary Programs Expense. Research and development for proprietary programs expense for the three months ended June 30, 2014 was $0.6 million compared to $0.5 million for the three months ended June 30, 2013, an increase of $0.1 million.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2014 was $0.9 million compared to $0.7 million for the three months ended June 30, 2013, an increase of $0.2 million. The increase was due to a $0.1 million increase in patent costs related to our intellectual property and a $0.1 million increase in other costs.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2014 was $0.1 million compared to $0.2 million for the three months ended June 30, 2013, a decrease of $0.1 million. This decrease was primarily due to leasehold improvements becoming fully depreciated in October 2013 as a result of the lease term at our principal executive offices ending.

Change in Value of Warrants and Put and Call Options. Change in value of warrants and put and call options for the three months ended June 30, 2014 was $2.2 million compared to $0.5 million for the three months ended June 30, 2013.  In the three months ended June 30, 2014, we recorded $2.2 million of expense related to the increase in the estimated fair value of the outstanding warrants and put and call options.  In the three months ended June 30, 2013, we recorded $0.5 million of income related to the decrease in the estimated fair value of the outstanding warrants.

Interest Expense. Interest expense for the three months ended June 30, 2014 was $2.2 million compared to $0 for the three months ended June 30, 2013. Interest expense in the three months ended June 30, 2014 was due to the $7.5 million of the 2014 Notes and the related amortization of debt discount and debt issuance costs.

Comparison of the Six Months Ended June 30, 2013 and 2014

The following table sets forth our results for the periods shown.

	Six months ended June 30,			%
	2013	2014	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Revenue
Collaboration license and services	$3,766	2,437	(1,329)	(35%)
Manufacturing services	2,589	713	(1,876)	(72%)
Total revenue	6,355	3,150	(3,205)	(50%)
Operating expenses:
Research and development expenses:
Costs of collaboration license and services	2,649	1,758	(891)	(34%)
Costs of manufacturing services	2,589	713	(1,876)	(72%)
Research and development for proprietary programs	671	1,208	537	80%
Total research and development	5,909	3,679	(2,230)	(38%)
General and administrative	1,451	1,870	419	29%
Depreciation and amortization	436	141	(295)	(68%)
Total operating expenses	7,796	5,690	(2,106)	(27%)
Loss from operations	(1,441)	(2,540)	(1,099)	76%
Change in value of warrants, income (expense)	971	(1,904)	(2,875)	(296%)
Interest expense	—	(3,714)	(3,714)	100%
Loss before taxes	$(470)	(8,158)	(7,688)	1636%

Collaboration license and services revenues. Collaboration license and services revenues for the six months ended June 30, 2014 were $2.4 million compared to $3.8 million for the six months ended June 30, 2013, a decrease of $1.3 million. The decrease was due to a decrease of revenue recognized under the collaboration agreement with Gilead for the Phase 1 clinical trial work for GS-4774 of $1.9 million offset by a $0.4 million increase in reimbursement for the tuberculosis grant and other increase of $0.2 million.

Manufacturing services revenues. Manufacturing services revenues for the six months ended June 30, 2014 were $0.7 million compared to $2.6 million for the six months ended June 30, 2013, a decrease of $1.9 million. The decrease was due to a decrease in revenue relating to manufacturing services for Gilead for the Phase 2 HBV trial of $1.9 million.

Costs of Collaboration License and Services. Costs of collaboration license and services expense for the six months ended June 30, 2014 was $1.8 million compared to $2.6 million for the six months ended June 30, 2013, a decrease of $0.8 million. The decrease was due to a $0.8 million decrease in the expenses related to phase 1 clinical trial for GS-4774.

Manufacturing Services. Manufacturing services for the six months ended June 30, 2014 were $0.7 million compared to $2.6 million for the six months ended June 30, 2013, a decrease of $1.9 million. The decrease was due to a decrease in expenses relating to manufacturing services for Gilead for the Phase 2 HBV trial of $1.9 million.

Research and Development for Proprietary Programs Expense. Research and development for proprietary programs expense for the six months ended June 30, 2014 was $1.2 million compared to $0.7 million for the six months ended June 30, 2013, an increase of $0.5 million. The increase was primarily due to $0.4 million of costs related to GI-4000 in the six months ended June 30, 2014 due to Celgene declining their option on GI-4000 in March 2013 and returning all rights and development responsibility to us.

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2014 was $1.9 million compared to $1.5 million for the six months ended June 30, 2013, an increase of $0.4 million. The increase was due to $0.2 million increase in patent costs related to our intellectual property and a $0.2 million increase in accounting and auditing fees due to valuation and audit work performed in preparation for the initial public offering.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2014 was $0.1 million compared to $0.4 million for the six months ended June 30, 2013, a decrease of $0.3 million. This decrease was primarily due to leasehold improvements becoming fully depreciated in October 2013 as a result of the lease term at our principal executive offices ending. Beginning in November 2013, we lease our existing facility on a month to month basis.

Change in Value of Warrants.  Change in value of warrants for the six months ended June 30, 2014 was $1.9 million compared to $1.0 million for the six months ended June 30, 2013. In the six months ended June 30, 2014, we recorded $1.9 million of expense related to the increase in the estimated fair value of the outstanding warrants and put and call options.  In the six months ended June 30, 2013, we recorded $1.0 million of income related to the decrease in the estimated fair value of the outstanding warrants.

Interest Expense. Interest expense for the six months ended June 30, 2014 was $3.7 million compared to $0 for the six months ended June 30, 2013. Interest expense in the six months ended June 30, 2014 was due to the $7.5 million of the 2014 Notes and the related amortization of debt discount and debt issuance costs.

Liquidity and Capital Resources

Since our inception through June 30, 2014, we have funded our operations principally through the receipt of $191.1 million, in proceeds, consisting of: $108.2 million of net proceeds from the private placement of preferred equity securities; $0.5 million from the sale of common stock; $13.4 million of net proceeds from the private placement of convertible notes; $40.4 million received under the Celgene collaboration and license agreements; $22.9 million received under the Gilead collaboration agreement and additional supply services to Gilead; and receipt of $5.7 million from research grants. We had cash and cash equivalents of $6.5 million as of June 30, 2014. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our funds are currently held in cash and money market funds that are invested in securities issued by the U.S. Treasury. We completed an initial public offering on July 8, 2014.  In the offering we sold 1,725,000 shares of our common stock, including the shares sold pursuant to the underwriter’s over-allotment option, at $10.00 per share and raised $17,250,000 in proceeds before fees and expenses.  Upon completion of the offering, all of our then outstanding preferred stock converted into 2,757,825 shares of common stock in accordance with the terms of the preferred stock. Additionally, all our, outstanding preferred stock warrants were reclassified into additional paid-in capital as all of the preferred stock warrants converted into common stock warrants, the Note and the 2014 Notes, described in Note 4, converted into 51,556 and 1,116,372 shares of common stock, respectively, and the warrant issued to the holder of the Note the warrants issued to the holders of the 2014 Notes become exercisable for 12,373 and 750,000 shares of common stock, respectively.

Based on our current level of operations, we believe that the net proceeds from our initial public offering completed on July 8, 2014 in which we raised $17,250,000 in proceeds including those proceeds resulting from shares sold pursuant to the underwriter’s exercise of its over-allotment option before fees and expenses, together with our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements through 2015. Successful completion of our research and development programs, and ultimately, the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in commercial products and/or technology, obtaining adequate financing to complete our development activities, progress of collaboration arrangements, market acceptance and demand for our products, and attracting and retaining qualified personnel. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of June 30, 2014, we have an accumulated deficit of approximately $214.3 million. We have net losses of $5.7 million and $8.2 million for the three and six months ended June 30, 2014, respectively, and net cash used in operating activities of $5.9 million for the six months ended June 30, 2014. Our losses and net cash used in operating activities have resulted principally from costs incurred in our discovery and development activities. We anticipate that operating losses and net cash used in operating activities will occur and substantially increase over the next several years as we expand discovery, research and development activities, including clinical development of our Tarmogen product candidates.

We have historically financed our operations primarily through the sale of equity and convertible debt securities, payments pursuant to collaboration agreements, government grants and capital lease and equipment financing. We will continue to be dependent upon such sources of funds until we are able to generate positive cash flows from our operations.

We will be required to fund future operations through the sale of our equity securities, issuance of convertible debt, potential milestone payments if achieved and possible future collaboration partnerships. There can be no assurance that sufficient funds will be available to us when needed from equity or convertible debt financings, that milestone payments will be earned or that future collaboration partnerships will be entered into. If we are unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to it or its stockholders than we would otherwise choose. These events could prevent us from successfully executing on our operating plan and could raise substantial doubt about our ability to continue as a going concern in future periods.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below.

	Six months ended June 30,
	2013	2014
Net cash used in operating activities	$(1,659)	(5,891)
Net cash used in investing activities	(12)	(46)
Net cash provided by financing activities	—	6,474
Net increase (decrease) in cash and cash equivalents	(1,671)	537

Operating Activities

For the six months ended June 30, 2013 and 2014, our operating activities used cash of $1.7 million, and $5.9 million, respectively. The cash used in operating activities of $1.7 million for the six months ended June 30, 2013 was primarily due to a net loss of $0.5 million primarily attributed to research and development activities, a decrease in deferred revenue of $1.2 million primarily due to the recognition of revenue under the Gilead collaboration agreement and an increase in accounts payable of $1.6 million. The cash used in operating activities of $5.9 million for the six months ended June 30, 2014 was primarily due to a net loss of $8.2 million primarily attributed to interest expense, change in value of warrants and research and development activities and by a decrease in deferred revenue of $2.0 million, which primarily resulted from the recognition of revenue under the Gilead collaboration agreement, a decrease in accounts payable of $0.4 million offset by a noncash interest expense of $3.4 million and noncash change in warrant and put and call option expense of $1.9 million.

Investing Activities

For the six months ended June 30, 2013 and 2014, our investing activities used cash of $0.1 million and $0.1 million respectively, and was primarily attributable to the purchase of fixed assets offset by the sale of fixed assets in the six months ended June 30, 2014.

Financing Activities

For the six months ended June 30, 2013, we did not engage in any significant financing activities. For the six months ended June 30, 2014, our financing activities provided cash of $6.5 million from the issuance of the 2014 Notes.

Operating Capital Requirements

We anticipate that we will continue to generate significant operating losses for the next several years as we incur expenses related to the research and development of our product candidates, expand our corporate infrastructure and potentially build out our commercial manufacturing capabilities. We believe that the net proceeds from our initial public offering completed on July 8, 2014 in which we raised $17,250,000 in proceeds, including those proceeds resulting from shares sold pursuant to the underwriter’s exercise of its over-allotment option before fees and expenses, together with our existing cash and cash equivalents and contingent, future milestone payments under our collaboration agreements will allow us to fund our operations through 2015. The amounts and timing of our actual expenditures depend on numerous factors, including the ongoing status of, and results from, clinical trials and other studies, achievement of milestones under our existing collaborations, any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

We may seek to sell additional equity or debt securities or obtain a credit facility if our available cash and cash equivalents are insufficient to satisfy our liquidity requirements or if we develop additional opportunities to do so. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biopharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;
•	the cost, timing and outcomes of regulatory proceedings (including FDA review of any Biologics License Application, or BLA, that we file);
•

payments required with respect to development milestones we achieve under our in-licensing agreements, including any such payments to University of Colorado, or CU, pursuant to our license agreement with them;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	the costs associated with commercializing our product candidates, if they receive regulatory approval;
•	the cost and timing of developing our ability to establish sales and marketing capabilities;
•	competing technological efforts and market developments;
•	changes in our existing research relationships;
•	our ability to establish collaborative arrangements to the extent necessary;
•	revenues received from any existing or future products; and
•	payments received under any future strategic collaborations.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that as a result of the material weakness described below, our disclosure controls and procedures were not effective as of June 30, 2014 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weakness described below, management, has concluded that our financial statements for the periods included in this report are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

Internal Control Over Financial Reporting

Assessing our staffing and training procedures to improve our internal control over financial reporting is an ongoing process. We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. As a result, our management did not perform an evaluation of our internal control over financial reporting as of December 31, 2013. Further, our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting.

For the year ending December 31, 2015, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting. Under current SEC rules, our independent registered public accounting firm may also eventually be required to deliver an attestation report on the effectiveness of our internal control over financial reporting when we no longer qualify as an emerging growth company. During the year ended December 31, 2013, we identified a material weakness in our internal controls due to the fact that we only have one employee in our accounting and finance department. As a result, we were unable to allow for proper segregation of duties and reviews of transactions prior to being entered into our books and records. This material weakness continued during the six months ended June 30, 2014. We may qualify as an emerging growth company for as long as five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if our annual gross revenues equal or exceed $1 billion, we would cease to be an emerging growth company as of the following December 31.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. In evaluating our business, investors should carefully consider the following risk factors, together with all other information included in this Quarterly Report, before deciding whether to invest in shares of our common stock. These risk factors contain, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below. The order in which the following risks are presented is not intended to reflect the magnitude of the risks described. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects. In that case, the trading price of our common stock could decline, and you may lose part or all of your investment.

FINANCIAL RISKS

We have incurred net operating losses throughout our history. We expect to continue to incur increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

We are not profitable and have incurred significant net losses in each year since our inception in February 1995 except for 2013, including net losses of $5.7 million and $8.2 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2014, we had an accumulated deficit of $214.3 million. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that our operating losses will substantially increase over the next several years as we expand our discovery, research and development activities, including the clinical development of our Tarmogen product candidates. While we reported net income in 2013, we do not anticipate that we will have net income again in the foreseeable future.

Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, upfront and milestone payments pursuant to our collaboration agreements, government grants and capital lease and equipment financing. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Our ability to achieve profitability is dependent on our ability, alone or with others, to complete the development of our products successfully, obtain the required regulatory approvals, manufacture and market our proposed products successfully or have such products manufactured and marketed by others, and gain market acceptance for such products. There can be no assurance as to whether or when we will achieve profitability.

We will require substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

Development of our Tarmogen product candidates will require substantial additional funds to conduct research, development and clinical trials necessary to bring such product candidates to market and to establish manufacturing, marketing and distribution capabilities. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our preclinical and non-clinical studies, clinical trials and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including U.S. Food and Drug Administration, or FDA, review of any BLA that we submit;

•

payments required with respect to development milestones we achieve under our in-licensing agreements, including any such payments to University of Colorado or the National Institutes of Health, pursuant to our license agreements with them;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of establishing sales and marketing capabilities;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any future products;

•	the ability to achieve and receive milestone payments for products licensed to collaborators; and

•	payments received under any future strategic collaborations.

We anticipate that we will continue to generate significant losses for the next several years as we incur expenses to complete our clinical trial programs for our product candidates, build commercial capabilities, develop our pipeline and expand our corporate infrastructure. We believe that based on our current operations, together with our existing cash and cash equivalents as well as amounts raised subsequent to June 30, 2014 through the issuance of common stock in an initial public offering, will allow us to fund our operating plan through 2015. However, our operating plan may change as a result of factors currently unknown to us. Changing circumstances may cause us to consume capital faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

There can be no assurance that our revenue and expense forecasts will prove to be accurate, and any change in the foregoing assumptions could require us to obtain additional financing earlier than anticipated. There is a risk of delay or failure at any stage of developing a product candidate, and the time required and costs involved in successfully accomplishing our objectives cannot be accurately predicted. Actual drug research and development costs could substantially exceed budgeted amounts, which could force us to delay, reduce the scope of or eliminate one or more of our research or development programs.

We may never be able to generate a sufficient amount of product revenue to cover our expenses. Until we do, we expect to seek additional funding through public or private equity or debt financings, collaborative relationships, or other available financing transactions. However, there can be no assurance that additional financing will be available on acceptable terms, if at all, and such financings could be dilutive to existing security holders. Moreover, in the event that additional funds are obtained through arrangements with collaborators, such arrangements may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves.

If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs. Our failure to obtain adequate financing when needed and on acceptable terms would have a material adverse effect on our business, financial condition and results of operations.

BUSINESS RISKS

Risks Relating to Clinical Development and Commercialization of Our Product Candidates

If we, or our collaborators, Celgene Corporation and Gilead Sciences, Inc., fail to successfully complete clinical trials, fail to obtain regulatory approval or fail to successfully commercialize our Tarmogen product candidates, our business would be harmed and the value of our securities would decline.

Investors should evaluate us in light of the uncertainties and complexities affecting a pre-commercial biopharmaceutical company. We have not completed clinical development for any of our product candidates. Our lead Tarmogen product candidate is GS-4774, which has been exclusively licensed to Gilead Sciences, Inc., or Gilead, and which has begun Phase 2 clinical testing.  The GI-6300 program, including GI-6301, our oncology product targeting cancers expressing the brachyury protein, have been exclusively licensed to Celgene and which is planning a Phase 2 clinical trial.

Gilead is responsible for the clinical development and any future commercialization activities for GS-4774. The GI-6300 program, including GI-6301, which is being developed for the treatment of brachyury-expressing cancers, was exclusively licensed to Celgene and has completed enrollment for the Phase 1 clinical trial. We anticipate Celgene will lead future clinical development and any future commercialization activities for GI-6301. As a result, we are completely dependent on their ability and willingness to fund and execute clinical development, regulatory approvals and commercialization activities. We have limited control over the amount and timing of resources that Celgene and Gilead dedicate to the development of our product candidates, potentially negatively impacting the likelihood of clinical or commercial success for these products candidates.

Regulatory agencies, including the FDA, must approve GS-4774, GI-6301, GI-4000 and any of our other product candidates before they can be marketed or sold. The approval process is lengthy, requires significant capital expenditures, and the outcome is uncertain. Our, or our collaborator’s, ability to obtain regulatory approval of any Tarmogen product candidate depends on, among other things, completion of additional clinical trials, whether such clinical trials demonstrate statistically significant efficacy with safety issues that do not potentially outweigh the therapeutic benefit of the product candidates, and whether the regulatory agencies agree that the data from our future clinical trials are sufficient to support approval for any of our product candidates. The final results of our current and future clinical trials may not meet FDA or other regulatory agencies’ requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing processes or facilities are insufficient to support approval. We or our collaborators may need to conduct more clinical trials than we currently anticipate. Even if we do receive FDA or other regulatory agency approval, we or our collaborators may not be successful in commercializing approved product candidates. If any of these events occur, our business could be materially harmed and the value of our securities would decline.

We, or our collaborators, may face delays in completing our clinical trials, and may not be able to complete them at all.

Clinical trials necessary to support an application for approval to market any Tarmogen product candidates have not been completed. Our, or our collaborators’, current and future clinical trials may be delayed, unsuccessful, or terminated as a result of many factors, including:

•	delays in designing an appropriate clinical trial protocol and reaching agreement on trial design with investigators and regulatory authorities;

•	governmental or regulatory delays, failure to obtain regulatory approval or changes in regulatory requirements, policy or guidelines;

•	delays in establishing necessary clinical trial sites or the need to establish new clinical trial sites;

•

reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	the actual performance of CROs and clinical trial sites in ensuring the proper and timely conduct of our clinical trials;

•	developing and validating companion diagnostics on a timely basis;

•	adverse effects experienced by subjects in clinical trials;

•	manufacturing sufficient quantities of product candidates at the sufficient level of quality for use in clinical trials; and

•	delays in achieving study endpoints and completing data analysis for a trial.

In addition to these factors, our trials may be delayed, unsuccessful or terminated because:

•	regulators or institutional review boards, or IRBs, may not authorize us to commence or continue a clinical trial;

•	regulators or IRBs may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

•	we may suspend or terminate our clinical trials if we believe that they expose the participating patients to unacceptable health risks;

•

patients may not complete clinical trials due to safety issues, side effects, such as injection site discomfort, a belief that they are receiving placebo instead of our product candidates, the length of follow-up periods, or other reasons;

•	patients with serious diseases included in our clinical trials may die or suffer other adverse medical events for reasons that may not be related to our product candidates;

•	in those trials where our product candidate is being tested in combination with one or more other therapies, deaths may occur that may be attributable to the other therapies;

•	we may have difficulty in maintaining contact with patients after administration of our Tarmogen product candidates, preventing us from collecting the data required by our study protocol;

•	product candidates may demonstrate a lack of efficacy during clinical trials;

•	delays in manufacture may delay or hinder completely ongoing or future clinical trials;

•

diagnostic tests we or our collaborators develop, such as the BDX-001 diagnostic for a potential future GI-4000 clinical trial in pancreas cancer patients, may not effectively identify patients that respond to our product candidates;

•

we may have difficulty in finding suitable patients to participate in our, or our collaborators’, clinical trials due to a number of factors, including competing clinical trials, a limited number of clinical trial sites, or the inability to identify a sufficient number of patients that meet trial eligibility criteria, including any diagnostic tests being developed by us or our collaborators, including the BDX-001 diagnostic;

•	personnel conducting clinical trials may fail to properly administer our product candidates; and

•	our collaborators may decide not to pursue further clinical trials, or may allocate resources to other clinical trials, including clinical trials of competitor product candidates.

We could encounter delays if our clinical trials are suspended or terminated by us, by IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Boards for such trials or by the FDA or other regulatory authorities. Such authorities may impose a suspension or termination due to a number of factors, including potential for unacceptable safety risks to patients, inspection of the clinical trial operation or trial site, changes in government regulations or administrative actions.

In addition, we rely on academic institutions, physician practices and CROs to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. For example several of our other trials are being conducted by the NCI, including GI-6207-02 for MTC and the GI-6301-01 Phase 1 trial. We have less control over the timing and other aspects of these clinical trials than if we conducted the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol or applicable regulations. We also may rely on CROs to perform our data management and analysis. They may not provide these services as required or in a timely or compliant manner, and we may be held legally responsible for any or all of their performance failures or inadequacies.

Moreover, our development costs will increase because we will be required to complete additional or larger clinical trials for our Tarmogen product candidates prior to FDA or other regulatory approval. If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also lead to the denial of regulatory approval of our product candidates.

If we encounter difficulties enrolling patients in our clinical trials, our clinical trials could be delayed or otherwise adversely affected.

Clinical trials for our product candidates require us to identify and enroll a large number of patients with the disease under investigation. We may not be able to enroll a sufficient number of patients, or those with required or desired characteristics, in a timely manner. Patient enrollment is affected by factors including:

•	severity of the disease under investigation;

•	design of the trial protocol;

•	the size and nature of the patient population;

•	eligibility criteria for the study in question;

•	lack of a sufficient number of patients who meet the enrollment criteria for our clinical trials;

•	delays required to characterize tumor types to allow us to select the proper product candidate, which may lead patients to seek to enroll in other clinical trials or seek alternative treatments;

•	perceived risks and benefits of the product candidate under study;

•	availability of competing therapies and clinical trials;

•	efforts to facilitate timely enrollment in clinical trials;

•	scheduling conflicts with participating clinicians;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after administration of our Tarmogen product candidates;

•	diagnostic tests we or our collaborators develop may not effectively identify patients that respond to our product candidates; and

•	proximity and availability of clinical trial sites for prospective patients.

We have experienced difficulties enrolling patients in our smaller clinical trials due to lack of referrals and may experience similar difficulties in the future. For example, the GI-4000-05 trial conducted at the Lombardi Cancer Center at Georgetown University commenced enrollment in August 2010. Eleven subjects were enrolled as of December 31, 2013. This enrollment rate was slower than we had anticipated and enrollment has been discontinued.

If we have difficulty enrolling a sufficient number or diversity of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have an adverse effect on our business.

Our Tarmogen product candidates are based on a novel technology, which may raise development issues we may not be able to resolve, regulatory issues that could delay or prevent approval, or personnel issues that may keep us from being able to develop our product candidates.

Our product candidates are based on our novel Tarmogen technology platform. There can be no assurance that development problems related to our novel technology will not arise in the future that cause significant delays or that we are not able to resolve.

Regulatory approval of novel product candidates such as ours can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to our and regulatory agencies’ lack of experience with them. The novelty of our platform may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. For example, the FDA could require additional studies or characterization related to our use of heat-inactivated yeast that may be difficult to perform.

The novel nature of our product candidates also means that fewer people are trained in or experienced with product candidates of this type, which may make it difficult to find, hire and retain capable personnel, particularly for research, development, commercial and manufacturing positions. For example, study personnel may administer the wrong version of our product candidates or assign study therapy to the wrong study group, resulting in potential disqualification of subjects from data analysis. These factors could potentially cause a trial to fail for a reason unrelated to the efficacy of our product candidates. If we are unable to hire and retain the necessary personnel, the rate and success at which we can develop and commercialize product candidates will be limited. Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which could adversely impact our business, financial condition and results of operations.

If we are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

An important component of our business strategy is to use molecular profiling of patients to target our Tarmogen product candidates to those patients we believe may be most likely to benefit from them, including profiling necessary to determine which version of our GI-4000 series should be given to a patient with Ras mutated cancer and determining which patients should be enrolled in our GI-4000 pancreas cancer trials based on the BDX-001 proteomic signature. The BDX-001 test is controlled by Biodesix, Inc. and we may not be able to obtain rights to use the test on commercially reasonable terms, if at all. If we do not obtain rights to BDX-001, we will not be able to use it in clinical development or commercialization. If we do not have access to BDX-001, our GI-4000 trials may not be successful and we may never obtain approval to market GI-4000. There has been limited experience in our industry in prospective development of companion diagnostics required to perform the required testing. To be successful, we will need to address a number of scientific, technical and logistical challenges related to the use of companion diagnostics in the development and regulatory approval of our product candidates.

The FDA and similar regulatory authorities outside the United States regulate companion diagnostics. Companion diagnostics require separate or coordinated regulatory approval prior to commercialization of the therapeutic product. The regulatory pathway for co-development of therapeutics and companion diagnostics could delay our development programs or delay or prevent eventual marketing approval for our product candidates that may otherwise be approvable. For our oncology product candidate, GI-4000 we will require in vitro companion diagnostics that will help identify patients we believe may be likely to benefit from our product candidates. In vitro diagnostics are tests used on specimens taken from the patient being tested.

The FDA may limit our ability to use retrospective data, otherwise disagree with our approaches to trial design, biomarker qualification, clinical and analytical validity, and clinical utility, or make us repeat aspects of a trial or initiate new trials in order to obtain approval of our therapeutic and companion diagnostic product candidates.

Assays that can be used as companion diagnostics for detecting Ras mutations are commercially available, but in some cases they do not yet have regulatory approval for use as companion diagnostics. In future clinical trials, we may use commercially available companion diagnostics or we may co-develop companion diagnostics ourselves or with collaborators. We have limited experience in the development of diagnostics and may not be successful in developing necessary diagnostics to pair with those product candidates that require a companion diagnostic.

Certain proteomic analyses have been performed on plasma samples from 90 of the subjects from the GI-4000-02 trial, potentially identifying a patient selection test named BDX-001 for future trials. Proteomic analyses were not specified in the original trial protocol for GI-4000-02 and the predictive value of the proteomic analyses will need to be validated in another clinical trial. We were only able to review a limited number of samples from the subjects in the trial and future analysis may not confirm the analytical results we have observed to date. Future testing with a companion diagnostic designed to detect the specific protein pattern identified by the initial proteomic testing may show a different proportion of the specific protein signatures which were correlated with later recurrence of the cancer and it may also fail to show the specific protein signature is predictive of the response to GI-4000.

Given our limited experience in developing diagnostics, we expect to rely in part on third parties for their design and manufacture. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our product candidates that require such diagnostics, or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not receive marketing approval and we may not realize the full commercial potential of any products that receive marketing approval. As a result, our business could be materially harmed.

Results of earlier studies and clinical trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the design or results of later-stage clinical trials. The positive results generated to date in clinical trials for our Tarmogen product candidates do not ensure that later clinical trials will demonstrate similar results. While we have observed statistically significant improvements in the outcomes of some of our clinical trials, many of the improvements we have seen have not reached statistical significance. The test for the specific proteomic signature, called BDX-001, which we have identified through proteomic testing of subjects from our GI-4000-02 trial, may fail to predict which subjects respond to GI-4000 in our future pancreas cancer clinical trials. Statistical significance is a statistical term that means that an effect is unlikely to have occurred by chance. In order to be approved, product candidates must demonstrate that their effect on patients’ diseases in the trial is statistically significant. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Early clinical trials frequently enroll patient populations that are different from the patient populations in later trials, resulting in different outcomes in later clinical trials from those in earlier stage clinical trials. In addition, adverse events may not occur in early clinical trials and only emerge in larger, late-stage clinical trials or after commercialization. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials. If later stage clinical trials do not demonstrate efficacy and safety of our product candidates we will not be able to market them and our business will be materially harmed.

We have not completed clinical development of any of our product candidates and do not have any products approved for sale by the United States Federal Drug Administration, or FDA, or any other regulatory bodies. Regulatory authorities may not approve our product candidates even if they meet safety and efficacy endpoints in clinical trials.

We have discussions with and obtain guidance from regulatory authorities regarding certain aspects of our clinical development activities. These discussions are not binding commitments on the part of regulatory authorities. Under certain circumstances, regulatory authorities may revise or retract previous guidance during the course of our clinical activities or after the completion of our clinical trials. A regulatory authority may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Prior to regulatory approval, a regulatory authority may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under a regulatory authority review. In the United States, these outside experts are convened through the FDA’s Advisory Committee process, which would report to the FDA and make recommendations that may ultimately differ from the views of the FDA. Should an Advisory Committee be convened, it would be expected to lengthen the time for obtaining regulatory approval, if such approval is obtained at all.

The FDA and foreign regulatory agencies may delay, limit or deny marketing approval for many reasons, including:

•	a product candidate may not be considered safe or effective;

•	our manufacturing processes or facilities may not meet the applicable requirements;

•

changes in the agencies’ approval policies or adoption of new regulations may require additional work on our part, for example, the FDA may require us to submit a separate BLA for each product version of GI-4000;

•	different divisions of the FDA are reviewing different product candidates and those divisions may have different requirements for approval; and

•	changes in regulatory law, FDA or foreign regulatory agency organization, or personnel may result in different requirements for approval than anticipated.

Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

Any delay in or failure to receive or maintain approval for any of our product candidates could prevent us from ever generating revenues or achieving profitability.

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well designed.

Clinical trials must be conducted in accordance with FDA regulations governing clinical studies, or other applicable foreign government guidelines, and are subject to oversight by the FDA, other foreign governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under current Good Manufacturing Practices, or cGMP, and may require large numbers of test subjects. Clinical trials may be suspended by the FDA, other foreign governmental agencies or us for various reasons, including:

•	deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

•	deficiencies in the clinical trial operations or trial sites;

•	the product candidate may have unforeseen adverse side effects;

•	the time required to determine whether the product candidate is effective may be longer than expected;

•	deaths or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial administration of our Tarmogen product candidates;

•	the product candidate may not appear to be more effective than current therapies;

•	the quality or stability of the product candidate may fall below acceptable standards; and

•	insufficient quantities of the product candidate might be available to complete the trials.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments to our clinical trial protocols may require resubmission to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors, our Tarmogen product candidates could take longer to gain regulatory approval than we expect or we may never gain approval for any product candidates, which could reduce or eliminate our revenue by delaying or terminating the commercialization of our Tarmogen product candidates.

Certain of our product candidates are being and will be studied in clinical trials conducted by the NCI, and in investigator-initiated clinical trials, the conduct of which we do not control.

Early clinical studies of our GI-6207 and GI-6301 product candidates are being conducted in collaboration with and under the direction of the NCI. These include an ongoing Phase 1 trial of GI-6301 in patients with metastatic cancer and chordoma, and a Phase 2 clinical trial of GI-6207 in patients with medullary thyroid cancer, or MTC. We expect to continue to supply drugs for these and otherwise support similar trials in the future. In addition, there is an investigator-initiated clinical trial ongoing with our GI-4000 product candidate, a Phase 2a clinical study in colorectal cancer at the Lombardi Cancer Center at Georgetown University. We do not control the design protocols, administration or conduct of these trials and, as a result, we are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues, inappropriate trial design or trial protocols and difficulties or differences in interpreting data. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials or the trials not being conducted according to protocols may ultimately lead to the denial of regulatory approval of our product candidates, which would adversely affect our business and lead to a decline in the trading price of our securities.

We do not control the conduct of certain clinical trials conducted by our collaborators, Gilead and Celgene.

We have exclusively licensed two of our Tarmogen product candidates to collaborators for further clinical development and commercialization. GS-4774 is licensed to Gilead and the GI-6300 program, including GI-6301, is licensed to Celgene. Control for the GS-4774 program, including but not limited to future clinical development, regulatory strategy and any commercialization activities, has been transferred to Gilead under the terms of our collaboration agreement. Control of the GI-6300 program, including but not limited to future clinical development, regulatory strategy, and any commercialization activities, has been transferred to Celgene. As a result, we do not have control over the design protocols, administration or conduct for any future trials and we are therefore subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues, inappropriate trial design or trial protocols and difficulties or differences in interpreting data. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials or the trials not being conducted according to protocols may ultimately lead to the denial of regulatory approval of these product candidates, which would adversely affect our business and lead to a decline in the trading price of our securities.

Any product candidate for which we, or our collaborators, obtain marketing approval could be subject to restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate that we, or our collaborators obtain marketing approval for, along with the manufacturing processes, post-approval clinical data, post-approval stability data, labeling, advertising and promotional activities for such product, will be subject to ongoing requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information, reports, registration and listing and annual payment requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval will be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use. If we market our products outside of their approved indications, we will be subject to enforcement action for off-label marketing.

In addition, later discovery of previously unknown problems with these products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing clinical trials;

•	warning or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products, fines, restitution or disgorgement of profits or revenue;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of our products;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we, or our collaborators, are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we, or our collaborators, are not able to maintain regulatory compliance, any marketing approval that was obtained could be lost, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

If we, or our collaborators, are unable to comply with foreign regulatory requirements or obtain foreign regulatory approvals, our ability to develop foreign markets for our products could be impaired.

Sales of our products outside the United States will be subject to foreign regulatory requirements governing clinical trials, marketing approval, manufacturing, product licensing, pricing and reimbursement. These regulatory requirements vary greatly from country to country. As a result, the time required to obtain approvals outside the United States may differ from that required to obtain FDA approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA and foreign regulatory authorities could require additional testing. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our products.

Developing product candidates in combination with other therapies may lead to unforeseen side effects or failures in our clinical trials.

We, and our collaborators, are studying our product candidates in clinical trials in combination with approved therapies, including chemotherapies and antivirals, and we anticipate that if any Tarmogen product candidates are approved for marketing, they will be approved to be used only in combination with other therapies. Our, and our collaborators’, development programs and planned studies carry all the risks inherent in drug development activities, including the risk that they will fail to demonstrate meaningful efficacy or acceptable safety. In addition, our development programs are subject to additional regulatory, commercial, manufacturing and other risks because of the use of other therapies in combination with our product candidates. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we are using in combination may be replaced with newer therapies that may be effective without our product candidates or that are not compatible with our product candidates. Testing product candidates in combination with other therapies may increase the risk of significant adverse effects or test failures. The timing, outcome and cost of developing products to be used in combination with other therapies is difficult to predict and dependent on a number of factors that are outside our reasonable control. If any safety or toxicity issues arise in these clinical trials or with any approved products, the products may not be approved, which could prevent us from ever generating revenues or achieving profitability.

Competitive products for treatment of pancreas cancer, non-small cell lung cancer, colorectal cancer, MTC, chordoma and chronic hepatitis B infection may reduce or eliminate the commercial opportunity for our Tarmogen product candidates.

The clinical and commercial landscape for pancreas cancer, non-small cell lung cancer, colorectal cancer, MTC, chordoma and chronic hepatitis B infection is rapidly changing. New data from commercial and clinical-stage products continue to emerge. It is possible that these data may alter current standards of care, completely precluding us from further developing our Tarmogen product candidates, or getting them approved by regulatory agencies. Further, it is possible that we may initiate a clinical trial or trials for these product candidates, only to find that data from competing products make it impossible for us to complete enrollment in these trials, resulting in our inability to file for marketing approval with regulatory agencies. Even if these products are approved for marketing in a particular indication or indications, they may have limited sales due to particularly intense competition in these markets.

We expect to depend on existing and future collaborations with third parties for the development of some of our product candidates. If those collaborations are not successful, we may not be able to complete the development of these product candidates.

We currently have a collaboration and option agreement, or Option Agreement, with Celgene for the development of our oncology product candidates. Under the Option Agreement, Celgene has a worldwide exclusive license to the GI-6300 program, including GI-6301. Celgene did not exercise its option to GI-4000 and returned all rights and development responsibility, including any future expenses, to us. Gilead has taken a worldwide exclusive license to all of our hepatitis B virus, or HBV, Tarmogen product candidates. Celgene and Gilead can terminate their respective collaborations with us at any time, subject to certain notice provisions. We plan to seek third-party collaborators for the development of certain other Tarmogen product candidates.

Under our current arrangements with Celgene and Gilead, we have limited control over the amount and timing of resources that our collaborators dedicate to the development of our product candidates. This is also likely to be true for any future collaborations with third parties. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates pose the following risks to us:

•	Celgene may not exercise any more options to any of our oncology product candidates, for example, Celgene did not elect to exercise their option to license GI-4000;

•	Celgene may return all rights to GI-6301 to us;

•	Gilead may return all rights to HBV product candidates to us;

•	collaborators have significant discretion in determining the efforts and resources, if any, that they will apply to these collaborations;

•

collaborators may not pursue development and commercialization of our product candidates, such as Celgene not exercising more of its option to any oncology programs other than GI-6301, or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•

disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;

•

collaborators may elect to take over manufacturing, for example, Gilead has elected to take over manufacturing for GS-4774, rather than retain us as the manufacturer.  Collaborators may encounter problems in starting up or gaining approval for their manufacturing facility and so be unable to continue development and manufacturing of product candidates;

•	we may be required to undertake the expenditure of substantial operational, financial and management resources in connection with any collaboration;

•	we may be required to issue equity securities to collaborators that would dilute our existing security holders’ percentage ownership;

•	we may be required to assume substantial actual or contingent liabilities;

•	collaborators may not commit adequate resources to the marketing and distribution of our product candidates, limiting our potential revenues from these products; and

•	collaborators may experience financial difficulties.

We face a number of challenges in seeking additional collaborations. Collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors, such as the design or results of our clinical trials, the potential market for our product candidates, the costs and complexities of manufacturing and delivering our product candidates to patients, the potential of competing products, the existence of uncertainty with respect to ownership or the coverage of our intellectual property, and industry and market conditions generally. If we were to determine that additional collaborations for our

Tarmogen product candidates are necessary and were unable to enter into such collaborations on acceptable terms, we might elect to delay or scale back the development or commercialization of our product candidates in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

We will need to develop or acquire additional manufacturing and distribution capabilities in order to commercialize any product candidates that obtain marketing approval, and we may encounter unexpected costs or difficulties in doing so.

If we independently develop and commercialize one or more of our product candidates, we will need to invest in acquiring or building additional capabilities and effectively manage our operations and facilities to successfully pursue and complete future research, development and commercialization efforts. We will require additional investment and validation process development in order to qualify our  manufacturing process to manufacture clinical trial materials and commercial material if any of our products are approved for marketing. This investment and validation process development may be expensive and time-consuming. We will require additional personnel with experience in commercial-scale manufacturing, managing of large-scale information technology systems and managing a large-scale distribution system. We will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. To do this effectively, we must:

•	recruit, hire, train, manage and motivate a growing employee base;

•	accurately forecast demand for our products;

•	assemble and manage the supply chain to ensure our ability to meet demand; and

•	expand existing operational, manufacturing, financial and management information systems.

We may seek FDA approval for our production process and facilities simultaneously with seeking approval for sale of our product candidates. Should we not complete the development of adequate capabilities, including manufacturing capacity, or fail to receive timely approval of our manufacturing process and facilities, our ability to supply clinical trial materials for planned clinical trials or supply products following regulatory approval for sale could be delayed, which would further delay our clinical trials or the period of time when we would be able to generate revenues from the sale of such products, if we are even able to obtain approval or generate revenues at all.

Additionally, we may decide to outsource some or all of our manufacturing activities to a third party CMO. Under any agreement with a CMO, we would have less control over the timing and quality of manufacturing than if we were to perform such manufacturing ourselves. A CMO would be manufacturing other pharmaceutical products in the same facilities as our Tarmogen product candidates, increasing the risk of cross product contamination. Further, there is no guarantee that any CMO will have adequate capacity for meeting all of our product needs, or be able to manufacture products for an adequate price. There is also no guarantee that any CMO will continue their ongoing operations, causing potential delays in product supply, reduced revenues and other liabilities for us.  A CMO may also be subject to regulatory holds or production interruptions for a variety of reasons, which could also cause shortfalls or delays in our product supply.

Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which could adversely impact our business, financial condition and results of operations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us, our collaborators, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. To date, patients who have received Tarmogens have experienced drug-related side effects, including local skin reactions and systemic and constitutional symptoms including muscle aches, fever and fatigue. Subjects have also reported developing a taste in their mouths similar to yeast following injection of our product candidates. In one instance, a patient in the GI-6207 clinical trial who had pleural and pericardial metastases, or cancer in the spaces surrounding the heart and lungs, experienced pleural and pericardial effusions, or fluid buildup in those areas of the body, following immunization with GI-6207. GI-6207 had to be discontinued in this patient because of this adverse event. For this reason, we have excluded patients with large pericardial metastases from current and future clinical trials.

Our Tarmogen product candidates are intended to stimulate the immune system. As such, results of our clinical trials could reveal an unacceptable severity and prevalence of side effects, including, but not limited to, adverse immune responses that lead to previously unobserved autoimmune complications or yeast allergies. As a result of any side effects, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally if one or more of our product candidates receives marketing approval, and we, our collaborators, or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;

•	regulatory authorities may require additional warnings on the label;

•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•	we may be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any such event noted in this risk factor could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

If we cannot demonstrate an acceptable toxicity profile for our product candidates in non-clinical studies, we will not be able to initiate or continue clinical trials or obtain approval for our product candidates.

In order to move a product candidate into human clinical trials, we must first demonstrate an acceptable toxicity profile in preclinical testing. Furthermore, in order to obtain approval, we must also demonstrate safety in various non-clinical tests. For example, we are conducting preclinical testing for GI-19000 in anticipation of filing an investigational new drug application, or IND, subject to obtaining additional funding. We may not have conducted or may not conduct the types of non-clinical testing required by regulatory authorities, or future non-clinical tests may indicate that our product candidates are not safe for use. Preclinical and non-clinical testing is expensive, time-consuming and has an uncertain outcome. In addition, success in initial non-clinical testing does not ensure that later non-clinical testing will be successful. We may experience numerous unforeseen events during, or as a result of, the non-clinical testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:

•	our preclinical and non-clinical testing may produce inconclusive or negative safety results, which may require us to conduct additional non-clinical testing or to abandon product candidates;

•	our product candidates may have unfavorable pharmacology or toxicity characteristics;

•	our product candidates may cause undesirable side effects such as negative immune responses that lead to autoimmune complications;

•	our enrolled patients may have yeast allergies that lead to complications after administration of Tarmogen product candidates; and

•	the FDA or other regulatory authorities may determine that additional safety testing is required.

Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which could adversely impact our business, financial condition and results of operations.

If we are unable to establish sales and marketing capabilities or enter into additional agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We do not have a sales and marketing infrastructure or any experience in the sales, marketing or distribution of pharmaceutical products. We currently have collaboration agreements with Celgene for the development and commercialization of our oncology product candidates, other than GI-4000, and with Gilead for HBV Tarmogens. We may seek additional third-party collaborators for the commercialization of our other product candidates. In the future, we may choose to build a focused sales and marketing infrastructure to market or co-promote some of our product candidates if and when they are approved, which would be expensive and time-consuming. Alternatively, we may elect to outsource these functions to third parties. Either approach carries significant risks. For example, recruiting and training a sales force is expensive and time-consuming and, if done improperly, could delay a product launch and result in limited sales. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, manage and retain adequate numbers of effective sales and marketing personnel;

•	the inability of marketing personnel to develop effective marketing materials;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

As a result of our arrangements with Celgene and Gilead, as well as any other arrangements with third parties we may enter into to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into additional arrangements with third parties to sell and market our product candidates or doing so on terms that are favorable to us. We likely will have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates.

The availability and amount of reimbursement for our product candidates, if approved, and the manner in which government and private payors may reimburse for any potential Tarmogen products, are uncertain.

In both U.S. and foreign markets, sales of any Tarmogen products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. The future magnitude of our revenues and profitability may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care. We cannot predict the effect that private sector or governmental health care reforms may have on our business, and there can be no assurance that any such reforms will not have a material adverse effect on our business, financial condition and results of operations.

In addition, in both the United States and elsewhere, sales of prescription drugs are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. The ability to obtain reimbursement of our products from these parties is a critical factor in the commercial success for any of our products. We do not have any personnel with experience in the establishing reimbursement by government or private insurance plans, and we may not be able to effectively recruit such personnel in the future. Failure to obtain reimbursement could result in reduced or no sales of our products.

Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly-approved health care products. There can be no assurance that our products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change before any of our products are approved for marketing. Adoption of such legislation could further limit reimbursement for medical products and services.

Current and future legislation may increase the difficulty and cost of commercializing our product candidates, affect the prices we may obtain and limit reimbursement amounts.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could restrict or regulate post-approval activities and affect our revenues from future sales of our products.

The Medicare Modernization Act, or MMA, enacted in December 2003, has altered the way in which some physician-administered drugs and biologics, such as our product candidates, are reimbursed by Medicare Part B. Under this reimbursement methodology, physicians are reimbursed based on a product’s “average sales price.” This reimbursement methodology has generally led to lower reimbursement levels. This legislation also added an outpatient prescription drug benefit to Medicare, which went into effect in January 2006. These benefits are provided primarily through private entities, which we expect will attempt to negotiate price concessions from pharmaceutical manufacturers.

The Patient Protection and Affordable Care Act of 2010, or the PPACA, may have a significant impact on the healthcare system. As part of this legislative initiative, Congress enacted a number of provisions that are intended to reduce or limit the growth of healthcare costs, which could significantly change the market for pharmaceuticals and biological products. The provisions of the PPACA could, among other things, increase pressure on drug pricing or make it more costly for patients to gain access to prescription drugs like our product candidates at affordable prices. This could ultimately lead to fewer prescriptions for our product candidates and could force individuals who are prescribed our products to pay significant out-of-pocket costs or pay for the prescription entirely by themselves. As a result of such initiatives, market acceptance and commercial success of our products, once approved, may be limited and our business may be harmed.

Failure to attract and retain key personnel could impede our ability to develop our products and to obtain new collaborations or other sources of funding.

Because of the specialized scientific nature of our business and the unique properties of our Tarmogen platform, our success is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. We are dependent on the principal members of our scientific and management staff, particularly Dr. Timothy C. Rodell. The loss of Dr. Rodell’s services might significantly delay or prevent the achievement of our research, development and business objectives. We currently maintain key-man life insurance on Dr. Rodell. However, we may not continue to maintain such insurance in the future or the proceeds of such insurance may not be adequate.

We will need to recruit a significant number of additional personnel in order to achieve our operating goals. In order to pursue our product development and marketing, reimbursement and sales plans, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, marketing and sales, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. Additionally, our facilities are located in Colorado, which may make attracting and retaining qualified scientific and technical personnel from outside of Colorado difficult. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates for the indications that we believe are the most scientifically and commercially promising. Our resource allocation decisions may cause us to fail to capitalize on viable scientific or commercial products or profitable market opportunities. In addition, we may spend valuable time and managerial and financial resources on research programs and product candidates for specific indications that ultimately do not yield any scientifically or commercially viable products. If we do not accurately evaluate the scientific and commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.

RISKS RELATING TO MANUFACTURING ACTIVITIES

We have limited experience manufacturing our product candidates at commercial scale, and there can be no assurance that our product candidates can be manufactured in compliance with regulations at a cost or in quantities necessary to make them commercially viable. Our manufacturing facility has not been inspected by regulatory agencies and there can be no assurance that it will be acceptable for licensure by regulatory authorities or that we can contract to build acceptable facilities.

We have limited experience in commercial-scale manufacturing of Tarmogens. We may develop our manufacturing capacity in part by expanding our current facility or building additional facilities. This activity would require substantial additional funds and we would need to hire and train significant numbers of qualified employees to staff these facilities. We may not be able to develop commercial-scale manufacturing facilities that are adequate to produce materials for additional later-stage clinical trials or commercial use. Since our product candidates are produced by a biological process, we may find that our recombinant yeast strains will not exhibit the same growth characteristics at sites other than our facility, or do not result in a comparable product. All of our manufacturing of Tarmogen product candidates is currently performed in our Colorado facility. Damage to, or other impairment of, this facility could limit or eliminate our ability to manufacture Tarmogens.

We currently rely on CMOs for sterile fill and finish of our products, and these contractors currently fill our product candidates at a scale that is not adequate for commercial supply. Failure to find and maintain satisfactory commercial-scale fill and finish contractors could impair our ability to supply product for clinical and commercial needs. Additionally, we may decide to outsource some or all of our bulk product manufacturing activities to a third party CMO. Failure of any of these contractors to maintain compliance with cGMPs and other regulatory and legal requirements could result in a clinical hold on our clinical trials or other government actions that would limit or eliminate clinical trial and commercial product supply. Under any agreement with a CMO, we would have less control over the timing and quality of manufacturing than if we were perform such manufacturing ourselves. A CMO would be manufacturing other pharmaceutical products in the same facilities as our Tarmogen product candidates, increasing the risk of cross product contamination. Further, there is no guarantee that any CMO will have adequate capacity for meeting all of our product needs, or be able to manufacture products for an adequate price. There is also no guarantee that any CMO will continue ongoing operations, causing potential delays in product supply, reduced revenues and other liabilities for us.

The equipment and facilities employed in the manufacture of pharmaceuticals are subject to stringent qualification requirements by regulatory agencies, including validation of equipment, systems and processes. We may be subject to lengthy delays and expense in conducting validation studies, if we can meet the requirements at all. Our manufacturing facility has not been inspected by regulatory agencies and there can be no assurance that it will be acceptable for licensure by regulatory authorities.

If we are unable to manufacture or contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in our manufacturing processes or our relationships with other manufacturers, our preclinical and clinical testing schedule would be delayed. This in turn would delay the submission of product candidates for regulatory approval and thereby delay the market introduction and subsequent sales of any products that receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, we or our contract manufacturers must supply all necessary documentation in support of our regulatory approval applications on a timely basis and must adhere to cGMP regulations enforced by the FDA and other regulatory bodies through their facilities inspection programs. If these facilities cannot pass a pre-approval plant inspection, the approval by the FDA or other regulatory bodies of the products will not be granted. If the FDA or a comparable foreign regulatory authority does not approve our facilities and processes for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to correct the issues or find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

We and our contract manufacturers are subject to significant regulation with respect to manufacturing of our products.

All entities involved in the preparation of a product candidate for clinical trials or commercial sale, including our manufacturing facility and our CMOs used for filling and finishing of our bulk product, are subject to extensive regulation. Components of a finished product approved for commercial sale or used in  clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of any regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third-party contractors or raw material suppliers. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Our third-party contractors or raw material suppliers may refuse to implement remedial measures required by regulatory authorities. Any failure to comply with applicable manufacturing regulations or failure to implement required remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

We rely on relationships with third-party CMOs, which limits our ability to control the availability of, and manufacturing costs for, our product candidates.

Problems with any of our CMOs’ or raw material suppliers’ facilities or processes, could prevent or delay the production of adequate supplies of finished Tarmogens. This could delay clinical trials or delay and reduce commercial sales and materially harm our business. Any prolonged delay or interruption in the operations of our collaborators’ facilities or CMOs’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in availability of a product candidate or products. A number of factors could cause interruptions, including:

•	the inability of a supplier to provide raw materials;

•	equipment malfunctions or failures at the facilities of our collaborators or suppliers;

•	high process failure rates;

•	damage to facilities due to natural or man-made disasters;

•	changes in regulatory requirements or standards that require modifications to our or our collaborators’ and suppliers’ manufacturing processes;

•	action by regulatory authorities or by us that results in the halting or slowdown of production of components or finished product at our facilities or the facilities of our collaborators or suppliers;

•	problems that delay or prevent manufacturing technology transfer to another facility, contract manufacturer or collaborator with subsequent delay or inability to start up a commercial facility;

•	a contract manufacturer or supplier going out of business, undergoing a capacity shortfall or otherwise failing to produce product as contractually required;

•	employee or contractor misconduct or negligence;

•	shipping delays, losses or interruptions; and

•	other similar factors.

Because manufacturing processes are complex and are subject to a lengthy regulatory approval process, alternative qualified production capacity and sufficiently trained or qualified personnel may not be available on a timely or cost-effective basis or at all. Difficulties or delays in our CMOs’ production of drug substances could delay our clinical trials, increase our costs, damage our reputation and cause us to lose revenue and market share if we are unable to timely meet market demand for any products that are approved for sale.

The manufacturing process for our Tarmogen product candidates has several components that are sourced from a single manufacturer. If we utilize an alternative manufacturer or alternative component, we may be required to demonstrate comparability of the drug product before releasing the product for clinical use and we may not be to find an alternative supplier. For example, the stoppers used to seal the vials of our products are made by a single supplier using a proprietary formula and process. Any change to the stopper would require us to carry out lengthy studies to verify that our product remains stable with the replacement stopper. The loss of any of our current suppliers could result in manufacturing delays for the component substitution, and we may need to accept changes in terms or price from our existing supplier in order to avoid such delays.

Further, if our CMOs are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our business.

We use and generate hazardous materials in our business and must comply with environmental laws and regulations, which can be expensive.

Our research, development and manufacturing involves the controlled use of hazardous materials, chemicals, various active microorganisms and volatile organic compounds, and we may incur significant costs as a result of the need to comply with numerous laws and regulations. For example, as a pharmacologically-active material, any residual Tarmogen in process-waste streams must be disposed of as hazardous waste. We are subject to laws and regulations enforced by the FDA, the Drug Enforcement Agency, foreign health authorities and other regulatory requirements, including the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other current and potential federal, state, local and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of our products, materials used to develop and manufacture our product candidates, and resulting waste products. Although we believe that our safety procedures for handling and disposing of such materials, and for killing any unused microorganisms before disposing of them, comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

We replicate all yeast cells for our products internally and utilize a single manufacturing site to manufacture our clinical product candidates. Any disruption in the operations of our manufacturing facility would have a significant negative impact on our ability to manufacture products for clinical testing and would result in increased costs and losses.

We grow all yeast cells for our products internally using a complex process. Any disruption of our operations could result in manufacturing delays due to the inability to purchase the cell lines from outside sources. We have only one manufacturing facility in which we can manufacture clinical products. In the event of a physical catastrophe at our manufacturing or laboratory facilities, we could experience costly delays in reestablishing manufacturing capacity due to a lack of redundancy in manufacturing capability.

Consistent manufacture of our products relies on maintenance of a master yeast bank, or MYB, as an essential starting material for all production. We currently store our MYB in ultra-low temperature freezers at two geographically distinct locations. We may discover storage stability problems that prevent use of the MYB. We may also suffer catastrophic events at the two storage locations that would destroy all available stocks of the MYB. Should we lose the MYB of any of our products we would experience significant delays in producing, characterizing, and gaining regulatory approval to use a replacement MYB. We may not be able to replicate the original MYB with sufficient fidelity to assure regulatory authorities that we are able to produce a comparable product, which could require us to perform clinical trials to gain approval of product made with the replacement MYB. This could result in a lengthy period in which we are unable to manufacture product candidates for clinical trials or, if any of our product candidates are approved, for sale.

Our manufacturing facility contains specialized equipment and utilizes complicated production processes developed over a number of years, which would be difficult, time-consuming and costly to replace. Any prolonged disruption in the operations of our manufacturing facility would have a significant negative impact on our ability to manufacture products for clinical testing on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs. We may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or any losses may be excluded under our insurance policies. Certain events, such as natural disasters, fire, political disturbances, sabotage or business accidents, which could impact our current or future facilities, could have a significant negative impact on our operations by disrupting our product development efforts until such time as we are able to repair our facility or put in place third-party CMOs to assume this manufacturing role.

During the course of the product life cycle we will make process changes to scale up manufacturing to commercial manufacture or transfer the production to alternate sites or CMOs. Our ability to successfully implement these changes will depend on our ability to demonstrate, to the satisfaction of the FDA and other regulatory agencies that the product made by the new process or at the new site is comparable to the original product.

In the event that manufacturing process changes are necessary for the further development of a product candidate, we may not be able to reach agreement with regulatory agencies on the criteria for demonstrating comparability to the original product, which would require us to repeat clinical studies performed with the original product. This could result in lengthy delays in implementing the new process or site and substantial lost sales as a result of our inability to meet commercial demand. If we reach agreement with regulatory agencies on the criteria for establishing comparability, we may not be able to meet these criteria or may suffer lengthy delays in meeting these criteria. This may result in significant lost sales due to inability to meet commercial demand with the original product. Furthermore, studies to demonstrate comparability, or any other studies on the new process or site such as validation studies, may uncover findings that result in regulatory agencies delaying or refusing to approve the new process or site.

RISKS RELATING TO REGULATION OF OUR INDUSTRY

The biopharmaceutical industry is subject to significant regulation and oversight in the United States, in addition to approval of products for sale and marketing.

In addition to FDA restrictions on marketing of biopharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the biopharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes.

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of marketing of the product for unapproved, and thus non-reimbursable, uses. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws, which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal anti-kickback statute. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology and Clinical Health Act and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Health care reform measures could adversely affect our business.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the

U.S. federal and state levels that seek to reduce healthcare costs. Most recently, in March 2010 the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, was enacted, which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, that began in 2011;

•

new requirements to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members;

•	a licensure framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•

creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•

establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011.

Many of the details regarding the implementation of the PPACA are yet to be determined, and at this time, the full effect that the PPACA would have on our business remains unclear. In particular, there is uncertainty surrounding the applicability of the biosimilars provisions under the PPACA to our Tarmogen product candidates. The PPACA allows applicants seeking approval of biosimilar or interchangeable versions of biological products to initiate a process for challenging some or all of the patents covering the innovator biological product used as the reference product. This process is complicated and could result in the limitation or loss of certain patent rights. The FDA has issued several guidance documents, but no implementing regulations, on biosimilars and no biosimilar applications have yet been approved. It is not certain that we will receive 12 years of biologics marketing exclusivity for any of our products. The regulations that are ultimately promulgated and their implementation are likely to have considerable impact on the way we conduct our business and may require us to change current strategies. A biosimilar is a biological product that is highly similar to an approved drug notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the biological product and the approved drug in terms of the safety, purity, and potency of the product.

Individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

In addition, given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and biologics and the reform of the Medicare and Medicaid programs. While we cannot predict the full outcome of any such legislation, it may result in decreased reimbursement for drugs and biologics, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm our ability to generate revenues. Increases in importation or re-importation of pharmaceutical products from foreign countries into the United States could put competitive pressure on our ability to profitably price our products, which, in turn, could adversely affect our business, results of operations, financial condition and prospects. We might elect not to seek approval for or market our products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue we generate from our product sales. It is also possible that other legislative proposals having similar effects will be adopted.

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects. For example, average review times at the FDA for marketing approval applications can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes.

RISKS RELATING TO COMPETITIVE FACTORS

We compete in an industry characterized by extensive research and development efforts and rapid technological progress. New discoveries or commercial developments by our competitors could render our potential products obsolete or non-competitive.

New developments occur and are expected to continue to occur at a rapid pace in our industry, and there can be no assurance that discoveries or commercial developments by our competitors will not render some or all of our potential products obsolete or non-competitive, which could have a material adverse effect on our business, financial condition and results of operations.

We expect to compete with fully integrated and well-established pharmaceutical and biotechnology companies in the near- and long-term. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Such companies may succeed in discovering and developing pharmaceutical products more rapidly than we do or pharmaceutical products that are safer, more effective or less costly than any that we may develop. Such companies also may be more successful than we are in manufacturing, sales and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations also conduct clinical trials, seek patent protection and establish collaborative arrangements for the development of product candidates.

We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capabilities, reimbursement coverage, price and patent position. There can be no assurance that our competitors will not develop safer and more effective products, commercialize products earlier than we do, or obtain patent protection or intellectual property rights that limit our ability to commercialize our products.

There can be no assurance that our issued patents or pending patent applications, if issued, will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide us with proprietary protection or a competitive advantage.

Our competitors may develop and market products that are less expensive, more effective, safer or reach the market sooner than our product candidates, which may diminish or eliminate the commercial success of any products we may commercialize.

The biopharmaceutical industry is highly competitive. There are many public and private biopharmaceutical companies, public and private universities and research organizations actively engaged in the discovery and research and development of products for cancer and infectious disease. Given the significant unmet patient need for new therapies, oncology is an area of focus for large and small companies as well as research institutions. As a result, there are and will likely continue to be extensive research and substantial financial resources invested in the discovery and development of new oncology products. In addition, there are a number of multinational pharmaceutical companies and large biotechnology companies currently marketing or pursuing the development of products or product candidates targeting the same cancer indications as our product candidates, and several large public biopharmaceutical companies have approved or are developing cancer immunotherapy products, including Dendreon Corporation, Bristol-Myers Squibb Company, Merck & Co., Eli Lilly and Company, Galena Biopharma, Peregrine Pharmaceuticals and Merck KGaA.

There are several marketed products indicated for pancreas cancer, including Astellas Pharma Inc.’s erlotinib, Celgene Corporation’s protein bound paclitaxel protein-bound particles for injectable suspension (albumin-bound), Teva Pharmaceutical Industries Limited’s streptozocin, and gemcitabine, fluorouracil, or 5-FU, and mitomycin that are marketed by several generic pharmaceutical firms. In addition, there are multiple companies or institutions conducting active clinical trials of immunotherapy products in pancreas cancer including but not limited to Bavarian Nordic, NewLink Genetics Corporation, Aduro BioTech Inc., Advantagene, Inc. AlphaVax, Inc., Areva Med LLC, Eli Lilly and Company, Duke University, Fukushima Medical University, Medical College of Tsinghua University, NCI, Providence Health & Services, University of Pennsylvania, and Sidney Kimmel Comprehensive Cancer Center.

There are numerous marketed therapeutics indicated for NSCLC, including Roche Holding AG’s bevacizumab, Eli Lilly’s pemetrexed, Astellas Pharma’s erlotinib, AstraZeneca PLC’s gefitinib, as well as generically available gemcitabine, platinum-based chemotherapeutics (cisplatin, oxaliplatin and carboplatin) and mitotic inhibitors (paclitaxel and vinorelbine), which are marketed by several generic pharmaceutical firms. In addition, there are multiple companies or institutions with active clinical trials of immunotherapy products in late stage lung cancer, including but not limited to Bioven Sdn., GlaxoSmithKline, Heat Biologics, Merck & Co, Merck KGaA, New Link Genetics, NIH/NCI, Kael-GemVax Co., Lee Moffitt Cancer Center, Oslo University, People's

Hospital of Guangxi, University of Pittsburgh, Recombio SL, Shiga University, Transgene SA, Tianjin Medical University,  UbiVac, and Vaxn Biotech.

There are numerous marketed therapeutics indicated for colorectal cancer, including Roche Holding AG’s bevacizumab, Bristol Myers-Squibb’s cetuximab, Amgen’s panitumumab, as well as irinotecan, oxaliplatin, leucovorin and 5-FU, which are marketed by several generic pharmaceutical firms. In addition, there are multiple companies or institutions with active clinical trials of immunotherapy products in colorectal cancer including but not limited to AlphaVax Inc., Duke University, Immunovative Therapies Ltd. , Guangdong Provincial Hospital of Traditional Chinese Medicine, University of Michigan Cancer Center, Instituto Cientifico y Tecnological de Navara, NCI, Radboud University, Roswell Park Cancer Institute, Ohio State University Comprehensive Cancer Center, Stanford University, and National Taiwan University Hospital., and

AstraZeneca’s vandetanib and Exelixis’ cabozantinib are FDA approved for late-stage, or metastatic, MTC in adult patients who are ineligible for resection. Further, there are several companies or institutions with clinical trials of immunotherapy products generally targeting carcinoembryonic antigen, or CEA, including Bavarian Nordic, Guangdong Provincial Hospital of Traditional Chinese Medicine,  Radboud University and NCI.

There are several marketed therapeutics indicated for the treatment of chronic HBV infection, including Roche Holding AG’s pegylated interferon 2a, Gilead’s tenofovir and adefovir, Bristol Myers-Squibb’s entecavir, Novartis’ telbivudine, and lamivudine, which is marketed by several generic pharmaceutical firms. In addition, there are several companies or institutions with clinical trials of immunotherapy products for the treatment of chronic HBV infection including but not limited to 458 Hospital of Chinese PLA, Beijing 302 Hospital, Bukwang Pharmaceutical, Chongqing Jiachen Biotechnology, Dynavax Technologies Corporation, Emergent Biosolutions, Genexine, Inc. Transgene, Inc., Shanghai Medical University, Institut Pasteur, Pohang University of Science and Technology, PowderMed and Vaxine Pty. Ltd. Additionally, Arrowhead Research Corp. is investigating an RNAi therapeutic for the treatment of HBV.

Many of our competitors, either alone or with their strategic collaborators, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drugs, obtaining FDA and other regulatory approvals, and the commercialization of those products. Accordingly, our competitors may be more successful in obtaining approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the significant expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available.

There are many different approaches to using immunotherapies to treat cancer, including anti-idiotype, whole cell, DNA, peptide/antigen, viral, tumor lysate, immune check-point inhibitors, shed antigens, and dendritic cells. Cancer immunotherapies are also distinguished by whether or not they are derived from autologous or allogeneic sources. Each of the various approaches to cancer immunotherapy has potential advantages and disadvantages based on factors such as its immunostimulatory mechanisms, formulation characteristics and manufacturing requirements.

We also compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market prior to our competitors. Further, research and discoveries by others may result in breakthroughs that render our product candidates obsolete even before they begin to generate any revenue.

In addition, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do, which may impact future sales of any of our product candidates that receive marketing approval. If the FDA approves the commercial sale of any of our product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capabilities, product price, reimbursement coverage by government and private third-party payors, and patent position. Our profitability and financial position will suffer if our products receive regulatory approval, but cannot compete effectively in the marketplace.

If any of our product candidates are approved and commercialized, we may face competition from biosimilars. The route to market for biosimilars was established with the passage of the BPCIA in March 2010, providing 12 years of marketing exclusivity for reference products and an additional six months of exclusivity if pediatric studies are conducted. In Europe, the European Medicines Agency has issued guidelines for approving products through an abbreviated pathway, and biosimilars have been approved in Europe. If a biosimilar version of one of our potential products were approved in the United States or Europe, it could have a negative effect on sales and gross profits of the potential product and our financial condition.

Even if we achieve market acceptance for our products, we may experience downward pricing pressure on the price of our drugs because of generic and biosimilar competition and social pressure to lower the cost of drugs.

Several of the FDA approved products for HBV face patent expiration in the next several years. As a result, generic versions and biosimilars of these drugs and biologicals may become available. We expect to face competition from these products, including price-based competition. Pressure from government and private reimbursement groups, plus patient awareness and other social activist groups to reduce drug prices may also put downward pressure on the prices of drugs, including our product candidates, if they are commercialized. Also, if a biosimilar to any of our product candidates is approved by regulatory agencies, there will be significant pricing pressure on our products, causing us or our collaborators to reduce the sales price of our products.

Our product candidates may not be accepted in the marketplace; therefore, we may not be able to generate significant revenue, if any.

Even if our Tarmogen product candidates are approved for sale, physicians and the medical community may not ultimately use them or may use them only in applications more restricted than we expect. Our product candidates, if successfully developed, will compete with a number of traditional products and immunotherapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our product candidates will also compete with new products currently under development by such companies and others. Physicians will prescribe a product only if they determine, based on experience, clinical data, side effect profiles, reimbursement for their patients and other factors, that it is beneficial as compared to other products currently in use. Many other factors influence the adoption of new products, including marketing and distribution restrictions, course of treatment, adverse publicity, product pricing, the views of thought leaders in the medical community and reimbursement by government and private third-party payors.

For our products that are developed in combination with other therapies, changes in standard of care or use patterns could make those combinations obsolete. For example, we are developing GI-4000 for pancreas cancer in combination with gemcitabine. If GI-4000 is approved for marketing in combination with gemcitabine and use of another therapy becomes more prevalent than gemcitabine, sales of the combination of GI-4000 with gemcitabine could be negatively impacted and our financial results and the value of our securities would be adversely affected.

RISKS RELATING TO OUR ARRANGEMENTS WITH THIRD PARTIES

We rely on third parties to conduct our non-clinical studies and some of our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for our product candidates, or we may be delayed in doing so.

We often rely on third parties, such as CROs, medical institutions, academic institutions, clinical investigators and contract laboratories, to conduct our non-clinical studies and clinical trials. For example, the NCI is conducting clinical trials for GI-6207 and GI-6301 and we are supporting the investigator-initiated GI-4000-03 clinical trial in NSCLC at MSKCC. We are responsible for confirming that our preclinical studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. The FDA requires us to comply with Good Laboratory Practice for conducting and recording the results of our preclinical studies and Good Clinical Practices, or GCP, for conducting, monitoring, recording and reporting the results of clinical trials, to ensure that data and reported results are accurate and that the clinical trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines, fail to comply with GCP, do not adhere to our clinical trial protocols or otherwise fail to generate reliable clinical data, we may need to enter into new arrangements with alternative third parties and our clinical trials may be more costly than expected or budgeted, extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

Further, if our CMOs are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our business.

We may explore strategic collaborations that may never materialize or may fail.

We may, in the future, periodically explore a variety of possible strategic collaborations in an effort to gain access to additional product candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and these strategic collaborations can be complicated and time-consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing strategic collaborations.

RISKS RELATING TO PROTECTING OUR INTELLECTUAL PROPERTY

If we are unable to protect our proprietary rights or to defend against infringement claims, we may not be able to compete effectively or operate profitably.

Our success will depend, in part, on our ability to obtain patents, operate without infringing the proprietary rights of others and maintain trade secrets, both in the United States and other countries. Patent matters in the biotechnology and pharmaceutical industries can be highly uncertain and involve complex legal and factual questions. Accordingly, the validity, breadth and enforceability of our patents and the existence of potentially blocking patent rights of others cannot be predicted, either in the United States or in other countries.

There can be no assurance that we will discover or develop patentable products or processes or that patents will issue from any of the currently pending patent applications or that claims granted on issued patents will be sufficient to protect our technology or adequately cover the actual products we may actually sell. Potential competitors or other researchers in the field may have filed patent applications, been issued patents, published articles or otherwise created prior art that could restrict or block our efforts to obtain additional patents. There also can be no assurance that our issued patents or pending patent applications, if issued, will not be challenged, invalidated, rendered unenforceable or circumvented or that the rights granted hereunder will provide us with proprietary protection or competitive advantages. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that were, or are, not employed by us.

In addition, competitors may manufacture and sell our potential products in those foreign countries where we have not filed for patent protection or where patent protection may be unavailable, not obtainable or ultimately not enforceable. In addition, even where patent protection is obtained, third-party competitors may challenge our patent claims in the various patent offices, for example via opposition in the European Patent Office or reexamination, interpartes review, post-grant review or interference proceedings in the United States Patent and Trademark Office, or USPTO. The ability of such competitors to sell such products in the United States or in foreign countries where we have obtained patents is usually governed by the patent laws of the countries in which the product is sold.

We will incur significant ongoing expenses in maintaining our patent portfolio. Should we lack the funds to maintain our patent portfolio or to enforce our rights against infringers, we could be adversely impacted. Even if claims of infringement are without merit, any such action could divert the time and attention of management and impair our ability to access additional capital and/or cost us significant funds to defend.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.

•

We or our licensors or strategic collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed.

•	We or our licensors or strategic collaborators might not have been the first to file patent applications covering certain of our inventions.

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.

•	It is possible that our pending patent applications will not lead to issued patents.

•	Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.

•

Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

•	We may not develop additional proprietary technologies that are patentable.

•	The patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. Many of the substantive changes to patent law associated with the Leahy-Smith Act have only become effective within the last two years. Accordingly, it is yet not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business, our current and pending patent portfolio and future intellectual property strategy. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

We may be subject to litigation with respect to the ownership and use of intellectual property that will be costly to defend or pursue and uncertain in its outcome.

Our success also will depend, in part, on our refraining from infringing patents or otherwise violating intellectual property owned or controlled by others. Pharmaceutical companies, biotechnology companies, universities, research institutions and others may have filed patent applications or have received, or may obtain, issued patents in the United States or elsewhere relating to aspects of our technology. It is uncertain whether the issuance of any third-party patents will require us to alter our products or processes, obtain licenses, or cease certain activities. Some third-party applications or patents may conflict with our issued patents or pending applications. Any such conflict could result in a significant reduction of the scope or value of our issued or licensed patents.

In addition, if patents issued to other companies contain blocking, dominating or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative non-infringing technology and cease practicing those activities, including potentially manufacturing or selling any products deemed to infringe those patents. If any licenses are required, there can be no assurance that we will be able to obtain any such licenses on commercially favorable terms, if at all, and if these licenses are not obtained, we might be prevented from pursuing the development and commercialization of certain of our potential products. Our failure to obtain a license to any technology that we may require to commercialize our products on favorable terms may have a material adverse impact on our business, financial condition and results of operations.

Litigation, which could result in substantial costs to us (even if determined in our favor), may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of the proprietary rights of others. The FDA has published draft guidance documents for implementation of the Biologics Price Competition and Innovation Act (BPCIA) under the PPACA, related to the development of follow-on biologics (biosimilars), although detailed guidance for patent litigation procedures under this act has not yet been provided.

If another company files for approval to market a competing follow-on biologic, and/or if such approval is given to such a company, we may be required to promptly initiate patent litigation to prevent the marketing of such biosimilar version of our product prior to the normal expiration of the patent. There can be no assurance that our issued or licensed patents would be held valid by a court of competent jurisdiction or that any follow-on biologic would be found to infringe our patents.

In addition, if our competitors file or have filed patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings to determine priority of invention. These proceedings, if initiated by the USPTO, could result in substantial costs to us, even if the eventual outcome is favorable to us. Such proceedings can be lengthy, are costly to defend and involve complex questions of law and fact, the outcomes of which are difficult to predict. Moreover, we may have to participate in post-grant review proceedings or third-party ex parte reexamination or inter partes review proceedings under the USPTO. An adverse outcome with respect to a third-party claim or in an interference proceeding could subject us to significant liabilities, require us to license disputed rights from third parties, or require us to cease using such technology, any of which could have a material adverse effect on our business, financial condition and results of operations.

We also rely on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable or where patents have not issued. For example, our manufacturing process involves a number of trade secret steps, processes, and conditions. We attempt to protect our proprietary technology and processes, in part, with confidentiality agreements and assignment of invention agreements with our employees and confidentiality agreements with our consultants and certain contractors. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. We may fail in certain circumstances to obtain the necessary confidentiality agreements, or their scope or term may not be sufficiently broad to protect our interests.

If our trade secrets or other intellectual property become known to our competitors, it could result in a material adverse effect on our business, financial condition and results of operations. To the extent that we or our consultants or research collaborators use intellectual property owned by others in work for us, disputes may also arise as to the rights to related or resulting know-how and inventions.

The patent protection and patent prosecution for some of our product candidates is dependent or may be dependent in the future on third parties.

While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when platform technology patents or product-specific patents that relate to our product candidates are controlled by our licensors. This is the case with our license of patents related to CEA from the National Institutes of Health. In addition, our licensors and/or licensees may have back-up rights to prosecute patent applications in the event that we do not do so or choose not to do so, and our licensees may have the right to assume patent prosecution rights after certain milestones are reached. If any of our licensing collaborators fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

RISKS RELATING TO OUR EXPOSURE TO LITIGATION

We are exposed to potential product liability or similar claims, and insurance against these claims may not be available to us at a reasonable rate in the future.

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. Clinical trials involve the testing of product candidates on human subjects or volunteers under a research plan, and carry a risk of liability for personal injury or death to patients due to unforeseen adverse side effects, improper administration of the product candidate, or other factors. Many of these patients are already seriously ill and are therefore particularly vulnerable to further illness or death.

We currently carry clinical trial liability insurance in the amount of $5 million in the aggregate, but there can be no assurance that we will be able to maintain such insurance or that the amount of such insurance will be adequate to cover claims. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms, or if our liability exceeds the amount of applicable insurance. In addition, there can be no assurance that insurance will continue to be available on terms acceptable to us, if at all, or that if obtained, the insurance coverage will be sufficient to cover any potential claims or liabilities. Similar risks would exist upon the commercialization or marketing of any products by us or our collaborators.

Regardless of their merit or eventual outcome, product liability claims may result in:

•	decreased demand for our product;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial volunteers;

•	costs of litigation;

•	distraction of management; and

•	substantial monetary awards to plaintiffs.

Should any of these events occur, it could have a material adverse effect on our business and financial condition.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to the Company.

Our amended and restated certificate of incorporation provides that we will indemnify our directors to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and the indemnification agreements that we have entered into with our directors and executive officers provide that:

•

We will indemnify our directors and executive officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

•	We may, in our discretion, indemnify other officers, employees and agents in those circumstances where indemnification is permitted by applicable law.

•

We are required to advance expenses, as incurred, to our directors and executive officers in connection with defending a proceeding, except that such directors or executive officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•

We will not be obligated pursuant to our amended and restated bylaws to indemnify any director or executive officer in connection with any proceeding (or part thereof) initiated by such person unless (i) such indemnification is expressly required to be made by law, (ii) the proceeding was authorized by our Board of Directors, (iii) such indemnification is provided by us, in our sole discretion, pursuant to the powers vested in the corporation under applicable law or (iv) such indemnification is required to be made pursuant to our amended and restated bylaws.

•

The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

•	We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

As a result, if we are required to indemnify one or more of our directors or executive officers, it may reduce our available funds to satisfy successful third-party claims against us, may reduce the amount of money available to us and may have a material adverse effect on our business and financial condition.

RISKS RELATING TO OWNING OUR COMMON STOCK

The market price of our common stock has been and may continue to be highly volatile.

Our common stock has experienced wide fluctuations, and may continue to experience wide fluctuations, in price in response to various factors, many of which are beyond our control, including those described elsewhere in this “Risk Factors” section and the following:

•	new products, product candidates or new uses for existing products introduced or announced by our competitors or our collaborators, and the timing of these introductions or announcements;

•	actual or anticipated results from and any delays in our clinical trials as well as results of regulatory reviews relating to the approval of our product candidates;

•

variations in the level of expenses related to any of our product candidates or clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures and capital commitments;

•	additions or departures of key scientific or management personnel;

•	changes in the status of our relationships with Celgene, Gilead, NCI and other collaborators;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;

•	actual and anticipated fluctuations in our quarterly operating results;

•	financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	deviations from securities analysts’ estimates or the impact of other analyst ratings downgrades by any securities analysts who follow our common stock;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events;

•	changes in accounting principles or accounting judgments;

•	discussion of us or our stock price by the financial and scientific press and in online investor communities;

•

general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock.

In addition, the stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up period following our initial public offering agreed to between our stockholders and the underwriter. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 1, we have outstanding a total of 5,748,979 shares of common stock. Except for the shares sold to the public in our initial public offering and any shares sold upon exercise of the underwriter’s over-allotment option, none of these shares are freely tradable, without restriction, in the public market. In addition, the underwriter, may, in its sole discretion, permit our officers, directors and other stockholders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

As of June 30, 2014, there were 222,090 shares subject to outstanding options and an additional 802,161 shares reserved for future issuance under our employee benefit plans. All of the foregoing shares will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act. There are an additional 927,069 shares of common stock issuable upon exercise of outstanding warrants, all of which will be eligible for sale in the public market to the extent permitted by the same restrictions. Moreover holders of an aggregate of 3,475,801 shares of our common stock have rights, subject to some conditions, to require us to file a registration statement covering their shares or to include their shares in a registration statement that we may file for ourselves or other stockholders. If such holders, by exercising their registration rights, cause a large number of securities to be registered and sold into the public market, these sales could have an adverse effect on the market price for our common stock. We also intend to register all shares of common stock that we may issue under our employee benefit plans. Shares so registered may be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions imposed on our affiliates under Rule 144.

We do not expect to pay any cash dividends for the foreseeable future and our stockholders may never obtain a return on their investment.

You should not rely on an investment in our securities to provide dividend income. We do not anticipate we will pay any cash dividends to holders of our securities in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our securities. Accordingly, investors must rely on sales of their securities after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our securities.

Our security holders may be diluted by future issuances of securities by us.

We may issue additional securities or security units convertible into or exchangeable for our securities. The issuance of additional securities or security units convertible into or exchangeable for our securities would dilute the ownership of us by existing investors and could adversely affect the value of our securities. In addition, we may issue securities in the future with rights senior to the rights of our common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We will need to hire additional employees in the future or engage outside consultants to help us comply with these requirements, which will increase our costs and expenses. For example, during the year ended December 31, 2013, we identified a material weakness in our internal controls due to the fact that we only have one employee in our accounting and finance department. As a result, we were unable to allow for proper segregation of duties and reviews of transactions prior to being entered into our books and records. This material weakness continued during the six months ended June 30, 2014.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure create uncertainty for public companies, increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from our business activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

We also expect that being a public company and the associated public company rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation. If such claims are successful, our business and operating results would be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We will also be required to disclose changes made in our internal control and procedures on a quarterly basis. Eventually, after we are no longer an emerging growth company, we may be required to obtain a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. For example, during the year ended December 31, 2013, we identified a material weakness in our internal controls due to the fact that we only have one employee in our accounting and finance department. As a result, we were unable to allow for proper segregation of duties and reviews of transactions prior to being entered into our books and records. This material weakness continued during the six months ended June 30, 2014. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, or, if when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

As an emerging growth company, we are subject to reduced reporting obligations and eligible for various exemptions from public reporting obligations which may reduce demand for our common stock.

For as long as we remain an emerging growth company as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our public filings, periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company.

We will remain an emerging growth company for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any date before that time, we would cease to be an emerging growth company as of the following December 31 or if our annual gross revenues equal or exceed $1 billion, we would cease to be an emerging growth company on the last day of the year in which that occurs. We cannot predict if investors will find our common stock less attractive because we may rely on the exemptions from certain reporting standards as an emerging growth company. If some investors find our common stock less attractive, there may be a less active trading market for our common stock, and our stock price may be more volatile or decline.

New accounting pronouncements may impact our reported results of operations and financial position.

The JOBS Act provides that an emerging growth company can take advantage of an extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to opt out of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. U.S. generally accepted accounting principles, or GAAP, and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, the adoption of new pronouncements or the application of existing pronouncements to changes in our business could significantly alter our reported financial statements and results of operations.

Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws or Delaware law might discourage, delay or prevent a change-of-control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our amended and restated certificate of incorporation, our amended and restated bylaws or Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change-of-control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interest. These provisions include:

•	advance notice requirements for stockholder proposals and nominations of directors;

•	the inability of stockholders to act by written consent or to call special meetings;

•	limitations on the ability of stockholders to remove directors or amend our bylaws; and

•

the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change-of-control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board of Directors.

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person that together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of the Company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Our ability to use our net operating loss carry-forwards and certain other tax attributes is limited by Sections 382 and 383 of the Internal Revenue Code.

Subject to certain limitations, a corporation may offset a net operating loss carryforward against profit earned in a future year to determine its U.S. federal income tax expenses for such year. Sections 382 and 383 of the Internal Revenue Code of 1986 limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset future federal taxable income or tax if, in general, the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. For the year ended December 31, 2013, we recorded a current state tax liability of $115,765 due to statutory limitations in the use of state net operating loss carryforwards. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

As of December 31, 2013, we had available total federal and state net operating loss carryforwards of approximately $106.9 million, which expire in the years 2022 through 2033, and federal research credit carryforwards of $6.7 million, which expire in the years 2022 through 2033. Based on an analysis from our inception through December 31, 2013, we have experienced Section 382 ownership changes in June 2003 and August 2007. These two ownership changes limit our ability to utilize our federal net operating loss carryforwards (and certain other tax attributes) in future years. Additional analysis will be required to determine whether our initial public offering caused another ownership change to occur that further limits our ability to use our net operating loss carryforwards and other tax attributes. Any such change could result in significant limitations on all of our net operating loss carryforwards and other tax attributes.

Even if another ownership change has not occurred, additional ownership changes may occur in the future as a result of additional equity offerings or events over which we will have little or no control, including purchases and sales of our equity by our five-percent security holders, the emergence of new five-percent security holders, redemptions of our securities or certain changes in the ownership of any of our five percent security holders.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock, or publishes unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

Our initial public offering, or IPO, of common stock was effected through a Registration Statement on Form S-1 (File No. 333-194606) declared effective by the SEC on July 1, 2014. On July 8, 2014, we sold 1,725,000 shares of common stock, including 225,000 shares sold to the underwriter pursuant to its option to purchase such shares to cover over allotments at an initial public offering price of $10.00 per share, for aggregate gross proceeds of $17.3 million. The underwriter of the offering was Aegis Capital Corp.  Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

We sold the shares to the underwriter with aggregate underwriting discounts totaling $1.0 million. In addition, we incurred expenses of $1.7 million, which, when added to the underwriting discounts, amounted to total expenses of  $2.7 million.  Thus, the net offering proceeds to us, after deducting underwriting discounts and offering costs were $14.6 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of July 31, 2014, all of the net proceeds from the IPO, $14.6 million, were held in cash and cash equivalents. We intend to invest these funds in the future in short-term, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government in accordance with our investment policy. Through July 31, 2014, we had not used any of our IPO proceeds for working capital or general corporate expenses. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GlobeImmune, Inc.

By:	/s/ Timothy C. Rodell
Timothy C. Rodell, M.D.
Chief Executive Officer, President and Director
(Principal Executive Officer)
Date: August 15, 2014

By:	/s/ C. Jeffrey Dekker
C. Jeffrey Dekker
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)
Date: August 15, 2014

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (2)

4.2	Fifth Amended and restated Stockholders Agreement between Registrant and certain holders of common and Preferred Stock dated January 14, 2010 (2)

4.3	Amendment No. 1 to Fifth Amended and restated Stockholders Agreement between Registrant and certain holders of common and Preferred Stock dated August 31, 2012 (2)

4.4	Amended and Restated Warrant to Purchase Stock, dated August 13, 2014, issued to Oxford Finance Corporation‡
4.5	Amended and Restated Warrant to Purchase Stock, dated August 13, 2014, issued to SVB Financial Group‡
4.6	Warrant to Purchase Common Stock, dated July 8, 2014, issued to Cooley LLP‡
4.7	Form of Second Amended and Restated Warrant Certificate and Schedule of Warrantholders‡
4.8	Reference is made to Exhibits 3.1 and 3.2 hereof

31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a) ‡

31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a) ‡

32.1	Section 1350 Certification ‡

‡	Furnished herewith.
(1)	Incorporated by reference to exhibits to our periodic filing on Form 8-K (File No. 001-35642) as filed with the SEC on July 9, 2014.
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on March 17, 2014, as amended (File No. 333-194606).