Form 10-Q/A
period 2014-06-30
GLOBEIMMUNE INC
filed 2014-09-05
CIK 1245104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35642

GlobeImmune, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1353925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 Infinite Drive, Louisville, CO	80027
(Address of principal executive offices)	(Zip Code)

(303) 625-2700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of August 1, 2014, the registrant had 5,748,979 shares of common stock, $0.001 par value per share, outstanding.

*

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but was not required to file such reports under such sections until July 1, 2014.

EXPLANATORY NOTE

GlobeImmune, Inc. is filing this Amendment No. 1 to the quarterly report of GlobeImmune, Inc. on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the three month period ended June 30, 2014 , as filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2014 (the “Form 10-Q”). This Amendment is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. Unless the context requires otherwise, references in this Amendment to “GlobeImmune,” “we” and “our” refer to GlobeImmune, Inc.

Except as described above, no other changes have been made to the Form 10-Q. This Amendment to the Form 10-Q speaks only as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify, update or change in any way the disclosures made in the Form 10-Q.  Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GlobeImmune, Inc.

By:	/s/ Timothy C. Rodell
Timothy C. Rodell, M.D.
Chief Executive Officer, President and Director
(Principal Executive Officer)
Date: September 5, 2014

By:	/s/ C. Jeffrey Dekker
C. Jeffrey Dekker
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)
Date: September 5, 2014

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (2)

4.2	Fifth Amended and restated Stockholders Agreement between Registrant and certain holders of common and Preferred Stock dated January 14, 2010 (2)

4.3	Amendment No. 1 to Fifth Amended and restated Stockholders Agreement between Registrant and certain holders of common and Preferred Stock dated August 31, 2012 (2)

4.4	Amended and Restated Warrant to Purchase Stock, dated August 13, 2014, issued to Oxford Finance Corporation*

4.5	Amended and Restated Warrant to Purchase Stock, dated August 13, 2014, issued to SVB Financial Group*

4.6	Warrant to Purchase Common Stock, dated July 8, 2014, issued to Cooley LLP *

4.7	Form of Second Amended and Restated Warrant Certificate and Schedule of Warrantholders*

4.8	Reference is made to Exhibits 3.1 and 3.2 hereof

31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a) *

31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a) *

31.3	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a) ‡

31.4	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a) ‡

32.1	Section 1350 Certification *

32.2	Section 1350 Certification ‡

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

‡	Furnished herewith.
*	Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Globe Immune, Inc. for the period ended June 30, 2014
(1)	Incorporated by reference to exhibits to our current report on Form 8-K (File No. 001-35642) as filed with the SEC on July 9, 2014.
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on March 17, 2014, as amended (File No. 333-194606).

4