Form 10-Q
period 2014-09-30
GLOBEIMMUNE INC
filed 2014-11-12
CIK 1245104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2014, the registrant had 5,748,979 shares of common stock, $0.001 par value per share, outstanding.

GLOBEIMMUNE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

GLOBEIMMUNE, INC.

Condensed Balance Sheets

(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	18,893,399	$5,924,241
Other current assets	1,187,148	900,896
Total current assets	20,080,547	6,825,137
Property and equipment, net	483,229	492,802
Other assets	100,000	100,000
Total assets	20,663,776	$7,417,939

Liabilities, Redeemable, Convertible Preferred Stock and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	780,370	$1,736,621
Accrued liabilities	815,937	920,962
Fair value of warrants	—	13
Deferred revenue	3,378,706	3,756,899
Total current liabilities	4,975,013	6,414,495
Other long-term liabilities	139,697	223,029
Deferred revenue	8,226,504	10,656,976
Fair value of warrants, net of current portion	—	1,564,928
Convertible promissory note	—	197,955
Total liabilities	13,341,214	19,057,383

Commitments and contingencies
Redeemable, convertible preferred stock - Series C, $0.001 par value. No shares authorized; issued and outstanding 0 and 31,147,071 shares, respectively (liquidation preference of $0 and $70,325,906 respectively)	—	67,548,103
Redeemable, convertible preferred stock - Series D, $0.001 par value. No shares authorized; issued and outstanding 0 and 8,650,519 shares, respectively (liquidation preference of $0 and $14,170,303 respectively)	—	12,964,405
Redeemable, convertible preferred stock - Series E, $0.001 par value. No shares authorized; issued and outstanding 0 and 11,665,019 shares, respectively (liquidation preference of $0 and $24,358,901 respectively)	—	23,482,780
Redeemable, convertible preferred stock - Series A, $0.001 par value. No shares authorized; issued and outstanding 0 and 6,407,998 shares, respectively (liquidation preference of $0 and $16,236,311 respectively)	—	15,670,621
Redeemable, convertible preferred stock - Series B, $0.001 par value. No shares authorized; issued and outstanding 0 and 28,699,551 shares, respectively (liquidation preference of $0 and $70,438,623 respectively)	—	68,016,481
Stockholders' (deficit) equity:
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 5,748,979 and 92,812 shares, respectively	5,749	93
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and outstanding 0 shares	—	—
Additional paid-in capital	228,280,063	—
Accumulated deficit	(220,963,250)	(199,321,927)
Total stockholders' (deficit) equity	7,322,562	(199,321,834)
Total liabilities, redeemable, convertible preferred stock and stockholders' (deficit) equity	20,663,776	$7,417,939

See accompanying Notes to Condensed Financial Statements

GLOBEIMMUNE, INC.

Condensed Statements of Operations and Comprehensive Income and Loss

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue
Collaboration license and services	$999,222	2,022,496	3,435,761	5,788,260
Manufacturing services	307,116	308,939	1,019,941	2,897,639
Total revenue	1,306,338	2,331,435	4,455,702	8,685,899
Operating expenses:
Research and development expenses:
Costs of collaboration license and services	999,031	1,906,755	2,757,026	4,555,947
Costs of manufacturing services	307,116	308,939	1,019,941	2,897,639
Research and development for proprietary programs	453,261	325,701	1,661,427	996,445
Total research and development	1,759,408	2,541,395	5,438,394	8,450,031
General and administrative	1,006,744	822,581	2,877,069	2,273,328
Depreciation and amortization	76,586	214,265	217,867	650,309
Total operating expenses	2,842,738	3,578,241	8,533,330	11,373,668
Loss from operations	(1,536,400)	(1,246,806)	(4,077,628)	(2,687,769)
Change in value of warrants and put and call options, income (expense)	—	498,732	(1,903,446)	1,468,706
Loss on extinguishment of convertible notes	(4,687,649)		(4,687,649)	—
Interest expense	(176,809)	—	(3,890,662)	—
Other income	39,949	42,011	39,949	42,136
Loss before taxes	(6,360,909)	(706,063)	(14,519,436)	(1,176,927)
Income taxes	—	—	—	—
Net loss	(6,360,909)	(706,063)	(14,519,436)	(1,176,927)
Preferred stock dividends and accretion of offering costs to redemption value	(298,793)	(3,221,285)	(7,173,901)	(9,663,855)
Net loss applicable to common stockholders	$(6,659,702)	(3,927,348)	(21,693,337)	(10,840,782)

Weighted average shares outstanding-basic and diluted	5,626,137	92,430	1,959,385	92,430
Net loss per share attributable to common stockholders- basic and diluted	$(1.18)	(42.49)	(11.07)	(117.29)

See accompanying Notes to Condensed Financial Statements

GLOBEIMMUNE, INC.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(14,519,436)	(1,176,927)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	217,867	650,309
Share-based compensation	68,734	146,271
Stock-based payments for services	(30,000)	23,103
Noncash interest expense from amortization of debt discount and amortization of debt issuance costs	3,562,946	—
Noncash interest expense on convertible notes	330,664	—
Noncash expense (income) from change in valuation of warrants and put and call options	1,903,446	(1,468,706)
Loss on extinguishment of convertible notes	4,687,649
Gain on sale of property and equipment	(91,285)	—
Changes in operating assets and liabilities:
Increase in other current assets	(286,252)	(236,083)
Increase (decrease) in accounts payable	(956,251)	59,395
Decrease in accrued liabilities	(105,025)	(956,195)
Increase (decrease) in deferred revenue	(2,808,665)	6,806,325
Increase in other long-term liabilities	17,890	—
Net cash provided by (used in) operating activities	(8,007,718)	3,847,492
Cash flows from investing activities:
Purchase of property and equipment	(244,363)	(12,233)
Sale of property and equipment	127,354	—
Net cash used in investing activities	(117,009)	(12,233)
Cash flows from financing activities:
Proceeds from issuance of common stock from stock option exercises	25,513	—
Proceeds from issuance of convertible promissory notes	7,500,000	—
Convertible promissory notes issuance costs	(1,051,487)	—
Proceeds from issuance of common stock	17,250,000	—
Common stock issuance costs	(2,630,141)
Net cash provided by financing activities	21,093,885	—
Net increase in cash and cash equivalents	12,969,158	3,835,259
Cash and cash equivalents, beginning of period	5,924,241	2,002,948
Cash and cash equivalents, end of period	$18,893,399	5,838,207

Supplemental disclosures of noncash investing and financing activities:
Accretion of preferred stock (dividends)	$6,611,629	9,268,638
Accretion of preferred stock (offering costs)	263,479	395,217
Fair value of warrants and put option issued in connection with convertible note payable	6,121,533	—
Fair value of warrants issued for debt issuance costs	876,778	—
Non-cash conversion of convertible promissory notes to common stock	8,226,658	—
Non-cash conversion of preferred stock to common stock	194,856,289	—

See accompanying Notes to Condensed Financial Statements

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

(1)Organization and Nature of Business

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

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of September 30, 2014, we had an accumulated deficit of $220,963,250. We had net losses of $6,360,909 and $14,519,436 for the three and nine months ended September 30, 2014, respectively, and net cash used in operating activities of $8,007,718 for the nine months ended September 30, 2014. We anticipate that operating losses and net cash used in operating activities will occur and substantially increase over the next several years as we expand discovery, research and development activities, including clinical development of our Tarmogen product candidates.

We have historically financed our operations primarily through the sale of equity securities, payments pursuant to collaboration agreements, government grants and equipment financing. We will continue to be dependent upon such sources of funds until we are able to generate positive cash flows from our operations. We believe that our existing cash and cash equivalents as of September 30, 2014 will be sufficient to fund operations through 2015.

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

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

(3)	Summary of Significant Accounting Policies
(a)	Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires our management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the accompanying financial statements relate to the estimated useful lives of property and equipment; the terms of performance under collaboration agreements; the estimated fair values of warrants for redeemable, convertible preferred stock; and the estimated fair values of share-based awards, including the estimated fair value of the underlying common stock.

(b)	Unaudited Interim Financial Data

The accompanying condensed balance sheet as of September 30, 2014, condensed statements of operations and comprehensive income and loss for the three months ended and the nine months ended September 30, 2014 and 2013 and condensed statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly our financial position as of September 30, 2014 and the results of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014. The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2014 and 2013 are unaudited. The results for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period.  These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013 included in our Prospectus filed on July 2, 2014 with the United States Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4).

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

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

Accrued liabilities consisted of the following as of:

	September 30, 2014	December 31, 2013
Accrued compensation	267,495	$278,108
Accrued clinical trial holdbacks	95,827	126,455
Income taxes	—	115,765
Other	452,615	400,634
Total Accrued Liabilities	815,937	$920,962

As of September 30, 2014 and December 31, 2013, accrued liabilities included $ 95,827 and $126,455  respectively, of holdbacks representing five percent of payments due to entities conducting clinical trials for patient-related fees. The holdbacks will be paid upon completion of the studies and when all data has been received and validated by us.

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

On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued the Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance when it becomes effective. The standard will be effective for us for annual and interim periods beginning after December 15, 2016, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that this new guidance will have on our financial statements and related disclosures. We have not selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

We account for our preferred stock warrants pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, and classify warrants for redeemable preferred stock as liabilities. The warrants are reported as short-term or long-term liabilities, depending on their remaining term, at their estimated fair value at September 30, 2014 and December 31, 2013, and any changes in fair value are reflected in changes in value of warrants.

The fair value of all the outstanding warrants at September 30, 2014 and December 31, 2013 was $0 $1,564,941 , respectively.  The fair value at September 30, 2014 was $0 due to the warrants converting to common stock warrants upon the closing of the initial public offering.

In general, asset and liability fair values are determined using the following categories:

Level 1– inputs utilize quoted prices in active markets for identical assets or liabilities.

Level 2– inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

Level 3– inputs are unobservable inputs and include situations where there is little, if any, market activity for the balance sheet items at period end. Pricing inputs are unobservable for the terms and are based on our own assumptions about the assumptions that a market participant would use.

Our financial instruments, including money market investments, warrants, and put options are measured at fair value on a recurring basis. The carrying amount of money market investments as of September 30, 2014 and December 31, 2013 approximates fair value based on quoted prices in active markets, or Level 1 inputs. The carrying amount of outstanding warrants and put options as of September 30, 2014 and December 31, 2013 approximates fair value based on unobservable inputs, or Level 3 inputs, using assumptions made by us, including pricing, volatility, and expected term. There were no transfers between levels for the three and nine months ended September 30, 2014 and the year ended December 31, 2013.

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2013 and September 30, 2014:

Description	September 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant unobservable inputs (Level 3)	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant unobservable inputs (Level 3)
Assets measured at fair value:
Money market investments (included in cash and cash equivalents)	20,298	20,298	—	20,672	20,672	—
Liabilities measured at fair value:
Warrants (included in fair value of warrants)	—	—	—	1,564,941	—	1,564,941
Put and call options (included in fair value of put and call options and other long-term liabilities)	—	—	—	101,222	—	101,222

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value using significant unobservable, or Level 3, inputs is as follows:

	Warrants	Put and call options
Balance of liability at December 31, 2013	$(1,564,941)	(101,222)
Issuance of warrants in connection with convertible promissory notes	(5,331,175)	—
Issuance of put and call options in connection with convertible promissory notes	—	(1,667,136)
Transfer to additional paid-in capital upon completion of initial public offering	7,118,054	3,449,866
Loss included in net loss:
Loss due to change in fair value	(221,938)	(1,681,508)
Balance of liability at September 30, 2014	$-	-

Gains (losses) included in net income and loss for the nine months ended September 30, 2014 are reported in change in value of warrants and put and call options.

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

(4)	Convertible Notes

2013 Notes

In November 2013, we entered into an unsecured convertible promissory note, or the Note, with a service provider, or the Holder, in settlement of $391,730 of accounts payable. The Note bears an interest rate of 8.0%, has a term of three years and can be prepaid at any time. The Note and unpaid accrued interest converted upon the completion of our initial public offering into common stock at a price per share equal to 80% at which our common stock was first offered to the public. Upon completion of our initial public offering, we issued to the holder of the Note a warrant, equal to 30% of the principal balance of the Note, to purchase common stock for 10 years with an exercise price equal to the initial public offering price.

We recorded the proceeds from the Note based on the fair value of the warrants ($106,087), put option embedded in the Note ($101,222) and the Note and, as such, recorded a debt discount of $207,309 for the allocated value of the warrants and put option. This debt discount is being amortized to interest expense over the term of the Note. Amortization of $1,513 and $35,749 was recorded in the three and nine months ended September 30, 2014, respectively, and the unamortized balance of the debt discount was $198,041 and $0 as of December 31, 2013 and September 30, 2014, respectively. As of December 31, 2013 and September 30, 2014, the Note balance includes accrued interest of $4,266 and $0, respectively.

On July 8, 2014 we completed our initial public offering and the Note converted into 51,556 shares of common stock at $8.00 per share. The carrying amount of the debt for accounting purposes was $352,986, which includes accrued interest of $20,718, through the conversion date. We recorded a loss upon the extinguishment of $162,574, equal to the difference between the carrying value and the fair value of the common stock which extinguished the Note. Upon the conversion of the Note, pursuant to the Note’s terms, we issued to the holder of the Note a warrant exercisable for 12,373 shares of our common stock at an exercise price of $10.00 per share.

The estimated fair value of the Note as of December 31, 2013 approximated its carrying value.

2014 Convertible Notes

In January and February 2014, we entered into unsecured convertible notes, the 2014 Notes, with various holders for a total aggregate principal amount of $7,500,000. The 2014 Notes bore an interest rate of 10.0% and had a maturity date of January 31, 2015. Upon completion of our initial public offering the outstanding principal amount of the 2014 Notes, and any unpaid accrued interest thereon, converted into common stock at a price equal to 70% of the price at which our common stock was first offered to the public.

The holders of the 2014 Notes received warrants, equal to 100% of the principal amount of the 2014 Notes to purchase equity securities of us for a five-year period. As a result of our initial public offering, the warrants are exercisable into common stock with an exercise price equal to the price at which our common stock was first offered to the public.

We recorded the proceeds from the 2014 Notes based on the fair value of the warrants ($4,454,397), the net of the put and call option embedded in the 2014 Notes ($1,667,136) and the 2014 Notes. As such, we recorded a debt discount of $6,121,533 from the allocated value of the warrants and the put and call options. This debt discount is being amortized to interest expense over the term of the 2014 Notes. Amortization of $131,646 and $2,682,285 was recorded in the three and nine month period ended September 30, 2014.

We incurred $1,928,265 of debt issuance costs related to the 2014 Notes. Included in the debt issuance costs were warrants issued to the placement agent that had an estimated value of $876,778 at issuance. These costs are included in debt issuance costs and are being amortized to interest expense over the term of the 2014 Notes. Amortization of $41,468 and $844,912 was recorded in the three and nine month periods ended September 30, 2014, respectively.

On July 8, 2014 we completed an initial public offering and the 2014 Notes converted into 1,116,372 shares of common stock at a conversion price of $7.00 per share.  The carrying amount of the debt for accounting purposes was $6,638,645, which includes accrued interest of $314,210, through the conversion date.  We recorded a loss upon the extinguishment of $4,525,075, equal to the difference between the carrying value and the fair value of the common stock which extinguished the 2014 Notes. Upon the conversion of the 2014 Notes, pursuant to the terms thereof, we issued to the holders of the 2014 Notes warrants exercisable for 750,000 shares of our common stock at an exercise price of $10.00 per share.

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

(5)	Deferred Revenue

Deferred revenue consisted of the following as of:

	September 30, 2014	December 31, 2013

Celgene	11,570,888	$14,169,164

Gilead	34,322	244,711

Total deferred revenue	11,605,210	14,413,875

Less: current portion	(3,378,706)	(3,756,899)

Deferred revenue, long-term	8,226,504	$10,656,976

(a)	Celgene Agreements

In May 2009, we entered into a Collaboration and Option Agreement with Celgene for the early development of four oncology products and all future oncology drug candidates (which options to future oncology drug candidates is subject to expiration if Celgene did not license one of the initial four named products). Celgene is also a holder of our common stock. Under the collaboration agreement, Celgene has the option to obtain an exclusive worldwide license to develop and commercialize the product candidates subject to diligence requirements, an up-front development funding fee, milestone payments and royalties. This agreement was amended in June 2011 to replace one of the four named product candidates with another oncology Tarmogen product candidate. The terms of the amendment did not materially modify the agreement as the financial terms and the length of the agreement remained substantially the same. Celgene’s options with respect to the GI-6200 and GI-3000 oncology drug candidate programs will terminate if Celgene does not exercise its options for such programs after we deliver certain reports on predefined clinical trials with respect to such drug programs. In March 2013, Celgene declined to exercise its option to the GI-4000 program and returned all rights and development responsibility to us. In July 2013, Celgene exercised its option to license the GI-6300 program. As a result of the election to license the GI-6300 program, Celgene has an option to license all future oncology drug candidates developed by us on a product by product basis.

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

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

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

Upon execution of the May 2009 agreement, we estimated that our obligations to perform research and development under the agreement would continue through September 30, 2016 and accordingly recognized as revenue the upfront fees received of $31,300,000 from the date of receipt through September 30, 2016. We review the term of performance on a quarterly basis and adjust the revenue recognition period if there are any changes. As of December 31, 2013 and September 30, 2014, the unamortized balance was amortized on a straight line basis through March 31, 2018.

We determined that there were two units of accounting under the July 2013 GI-6300 License Agreement with Celgene: the license to further develop and commercialize GI-6300 and undelivered items related to supplying drug product for the Phase 1 clinical trial and the option to perform the Phase 2 clinical trial (subject to Celgene’s right to assume performance of those trials). We determined that the license had standalone value based on the fact that the drug candidate has been developed and is currently in a clinical trial, Celgene possesses the knowledge, technology, skills, experience and background necessary for all further development of the drug through commercialization, we are not required to perform any additional development work related to GI-6300 and Celgene has the right to sublicense the product. We allocated the $9,000,000 of proceeds to the two units of accounting using the relative selling price method. We determined the estimated selling price for the license based upon a third party valuation and vendor specific objective evidence for the undelivered items. The allocation resulted in $8,766,881 being allocated to the license and the remaining amount of $233,119 allocated to the undelivered items. We recognized $8,766,881 in revenue related to the license in the fourth quarter of 2013 upon the delivery of all intellectual property, reports and documentation for the license to Celgene. Revenue related to the undelivered items will be recognized as the services are performed. The current estimated service period for the undelivered items under the GI-6300 License Agreement is through December 2014.

We recognized $819,767, $819,767, $2,487,570 and $2,598,277 in license and service revenue during the three and nine months ended September 30, 2013 and 2014, respectively. Costs incurred under these agreements, included in costs of collaboration licenses and services in our statement of operations and comprehensive income and loss, for the three and nine months ended September 30, 2013 and 2014 were $752,578, $600,661, $2,222,064 and $1,957,518, respectively.

To date, we have not recognized any revenue in connection with milestone payments, other than the license election noted above, or royalties under this agreement.

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

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

We are recognizing the initial consideration of $10,000,000 and the amounts we received as reimbursement from Gilead of costs to perform the initial Phase 1a trial on a proportional performance basis over the estimated period of performance to complete the preclinical development and Phase 1a trial services, JRC and consultation services, which is estimated to be from October 2011 through 2020. We will measure our progress under the proportional performance method based on hours incurred in proportion to total estimated hours. However, the cumulative revenue recognized under this agreement will be limited to the cumulative cash received to date from Gilead. We incurred substantially all of our hours during the preclinical development and Phase 1a trial period, which ended in February 2014.

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

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

We recognized $1,202,729, $1,373, $3,288,791 and $220,019 in license and services revenue under the Gilead arrangement during the three and nine months ended September 30, 2013 and 2014, respectively. We also recognized a milestone payment of $3,000,000 in the second half of 2013. In addition, we recognized revenue of $308,939, $307,116, $2,897,639 and $1,019,941  during the three and nine months ended September 30, 2013 and 2014, respectively, related to manufacturing supply for Phase 2 trials for which Gilead is responsible for performing. Collaboration license and service costs incurred under these agreements, included in costs of collaboration licenses and services in our statement of operations and comprehensive income and loss, for the three and nine months ended September 30, 2013 and 2014 were $1,154,177, $398,370, $2,333,883 and $799,508, respectively. Manufacturing services costs incurred under agreements with Gilead are included in costs of manufacturing services in our statement of operations and comprehensive income and loss, for the three and nine months ended September 30, 2013 and 2014 were $308,939, $307,116, $2,897,639 and $1,019,941, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs, and anticipated, expected or projected performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “enable,” “potential,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, clinical trials and U.S. Food and Drug Administration, or FDA, submissions, regulatory or competitive environments, our intellectual property, and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially.  For a description of such risks and uncertainties, which could cause our actual results, performance, or achievements to materially differ from any anticipated results, performance, or achievements, please see the risk factors in our Registration Statement on Form S-1, Registration No. 333-194606, and in this Form 10-Q under the heading “Risk Factors”.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the United States Securities and Exchange Commission, or the SEC, that disclose certain risks and factors that may affect our business.  This analysis should be should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2013 included in our Registration Statement on Form S-1, Registration No. 333-194606, filed with the SEC.  We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

Overview

We are a biopharmaceutical company focused on developing products for the treatment of cancer and infectious diseases based on our proprietary Tarmogen® platform. Tarmogens activate the immune system by stimulating a subset of white blood cells called T cells that destroy infected or malignant cells, in contrast to traditional vaccines which predominately stimulate antibody production. We believe that our Tarmogen platform has applicability to a number of diseases, and may enable us to develop a broad portfolio of products. We have four Tarmogen product candidates in clinical evaluation for infectious disease and multiple cancer indications.

Our Tarmogen platform technology has characteristics that we believe will enable us, in collaboration with our strategic collaborators and independently, to develop and commercialize a portfolio of products.

Tarmogens cause the T cells of a patient’s immune system to target the molecular profile that distinguishes a diseased cell from a normal cell. We have designed Tarmogens to target specific intracellular and extracellular proteins, or antigens, that play a role in oncology and infectious diseases which represent unmet medical needs. Collaborations with biopharmaceutical companies and research institutions have allowed us to advance the development of a number of our product candidates while managing our own research and development expenses relating to these product candidates.

We have two strategic collaborations with leading biotechnology companies. In October 2011, Gilead Sciences, Inc., or Gilead, exclusively licensed product candidates intended to treat chronic hepatitis B virus, or HBV, infection. Celgene Corporation, or Celgene, entered into a collaboration and option agreement for certain oncology product candidates in May 2009. Under this agreement, in July 2013 Celgene exercised its option for a worldwide, exclusive license to the GI-6300 program, which is a Tarmogen program targeting the brachyury protein. Brachyury plays a role in the metastatic spread of certain cancers and is believed to be fundamental in the formation of chordomas, rare bone tumors of the spine. Through September 30, 2014, we have received over $63 million from these collaborations.

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of September 30, 2014, we had an accumulated deficit of $221.0 million. We had net losses of $6.4 million and $14.5 million for the three and nine months ended September 30 2014, respectively. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that operating losses will occur and substantially increase over the next several years as we expand discovery, research and development activities, including clinical development of our Tarmogen product candidates. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. We have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity and convertible debt securities, upfront and milestone payments pursuant to our collaboration agreements, government grants and capital lease and equipment financing. The size of our future net losses will depend, in part, on the magnitude and timing of changes in our expenses, as well as the level and rate of growth, if any, of our revenues. Our ability to achieve profitability is dependent on our ability, alone or with others, to complete the development of our product candidates successfully, obtain required regulatory approvals, manufacture and market our potential products successfully or have such products manufactured and marketed by others, and gain market acceptance for such products. There can be no assurance as to whether or when we will achieve profitability.

We were incorporated as Ceres Pharmaceuticals, Ltd. in Colorado on February 10, 1995. We changed our name to GlobeImmune, Inc. on May 26, 2001, and reincorporated in Delaware on June 5, 2002.

Financial Operations

Revenue

Infectious Disease Programs

Our world-wide collaboration with Gilead is focused on developing a lead product candidate, GS-4774, to target patients chronically infected with HBV who are also on, or are candidates for, oral antiviral suppressive therapy. Under this collaboration, in 2011 we received a $10 million upfront payment. As a result of our activities under this agreement, we have received an additional $5 million in milestone payments. Gilead is responsible for conducting and paying for all ongoing and future clinical, regulatory and commercial activities. We are eligible to receive up to an additional $130 million in development and regulatory milestones under this collaboration. If products are commercialized, we will be entitled to receive tiered royalty rates based on net sales of GS-4774 from the high single digits to the mid-teens, and up to $40 million of sales milestone payments.

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

In August 2013, we completed a Phase 1 clinical trial of GS-4774 in 60 healthy volunteers. Twenty subjects were enrolled to one of three arms in the study, receiving either 10YU, 40YU, or 80YU of GS-4774 (one YU, or yeast unit, equals 10 million yeast cells). Within each of the three 20 subject arms, ten subjects were randomized to weekly dosing, and ten subjects to monthly-only dosing, each for three months. The Phase 1 results indicated that GS-4774 elicited HBV specific T cell immune responses. Subjects in all three dose groups displayed immune responses, and there was little difference between the weekly versus the monthly-only immunization regimens in the ability to generate T cell immune responses. Eighty-eight percent of subjects across all three dose groups responded to receiving GS-4774 by at least one measure of T cell immune response.

Gilead initiated the first Phase 2 clinical trial in September 2013, GS-US-330-0101, or the 0101 trial, investigating GS-4774 in combination with ongoing oral antiviral treatment in patients with chronic HBV infection. The 0101 trial is a multicenter, multinational trial that enrolled 175 patients in a randomized, open-label design comparing three different doses of GS-4774 (2YU, 10YU or 40YU), administered in combination with oral antiviral therapy versus antiviral treatment alone. The primary endpoint for this trial is decline in serum HBV surface antigen, or HBsAg.  This trial is fully-enrolled, and 48-week results are expected to be available in the first half of 2015. These results may be submitted to an upcoming scientific conference.

In July 2014, Gilead initiated a second Phase 2, GS-US-330-1401, or the 1401 trial, investigating GS-4774 in patients with chronic HBV infection who are currently not receiving treatment.   The 1401 trial is a multicenter, multinational trial designed to enroll 175 patients in a randomized, open-label design comparing three different doses of GS-4774 (2YU, 10YU, or 40YU), administered in combination with tenofovir disoproxil fumarate, or TDF, versus TDF alone. The primary endpoint for this trial is decline in serum HBV surface antigen. Enrollment in this trial is ongoing.

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

Pursuant to the agreement, in July 2013 Celgene exercised its option to obtain an exclusive license to our GI-6300 program, including GI-6301, upon payment of a $9 million option exercise milestone. We are eligible to receive a total of $85 million in additional development and regulatory milestone payments for GI-6301. Additionally, if GI-6301 is commercialized, we may receive up to $60 million in sales milestone payments and tiered royalty rates on net sales ranging from single digits to low double digits. GI-6301 is being developed under an IND filed by us on October 24, 2011.  GI-6301 targets cancers expressing the brachyury protein, which is believed to play a role in the metastatic progression of certain cancers and in the initiation of chordomas. The National Cancer Institute, or NCI, has completed enrollment of 34 patients with metastatic cancers and chordomas who have failed previous therapy or have no further therapeutic options in a dose escalation Phase 1 trial of GI-6301. Of the 34 patients, 11 have chordoma.

Chordoma is a rare cancer of the skull base and spine that is aggressive, locally invasive and has a poor prognosis. Chordomas are generally slow growing and frequently recur after treatment. Because of their proximity to critical structures such as the spinal cord, brainstem, nerves and arteries, they are difficult to treat and require highly specialized care.  In the United States, there are approximately 300 new U.S. cases annually. We estimate the incidence in the European Union is similar to the U.S., resulting in approximately 400 new EU cases annually. With an average overall survival of approximately seven to nine years, we estimate the prevalence of chordoma is approximately 2,400 in the US and 3,600 in the EU. There are no systemic therapies approved to treat chordoma.

Surgery is the mainstay of treatment for chordomas. The goal of surgery is to remove as much of the tumor as possible without causing unacceptable harm. Complete resection, or removing the entire tumor, is attainable in approximately half of sacral chordomas, with much lower rates for spinal and skull base chordomas, but provides the best chances for local control and long-term survival.  It is believed that radiation therapy can reduce the risk of recurrence after surgery and prolong survival for chordoma patients. Even after surgery and/or radiation, chordomas tend to return in the same location or in the areas around the original tumor. Many patients undergo multiple surgeries over several years to treat these local recurrences.  Standard cytotoxic chemotherapy agents that generally kill fast-growing cells are ineffective on chordomas.

•

The National Cancer Institute, or the NCI, is currently conducting a safety, immunology and early efficacy Phase 1 trial of GI-6301 in patients with late-stage cancers known to express the brachyury protein including chordoma.

•

In four previously published Phase 2 chordoma trials since 2005, 2 of 92 chordoma subjects (2%) had a partial response by the Response Evaluation Criteria In Solid Tumors, or RECIST, defined as at least a 30% reduction in longest dimension of the tumor. In the literature surveyed, the percent of patients with reported stable disease ranged from 22% to 72%, and the objective response rate, or ORR, defined as complete response, or CR, partial response, or PR, and stable disease, or SD, averaged 66%.

•

Updated data for the eleven chordoma patients in the GI-6301-01 Phase 1 trial were presented in October at the 2014 Connective Tissue Oncology Society (CTOS) Annual Meeting in Berlin, Germany included:

o	One patient had a partial response (9%) by RECIST that has continued past one year
o	Eight patients (73%) had stable disease by RECIST. 75% of these (6/8) had progressive disease at study entry which stabilized during administration of GI-6301.
o	82% (nine of 11 chordoma patients showed PR or SD).
o	GI-6301 was generally well tolerated; the most common adverse events in this trial were mild/moderate injection site reactions.

We believe that the summary results from the eleven chordoma patients enrolled in this trial, as discussed above, compare favorably with historically published data.  We and our collaborators including the NCI, the Chordoma Foundation and Celgene are now designing a Phase 2 study in chordoma to be run by the NCI.

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

We have a third, wholly-owned, clinical stage oncology program, GI-4000, that targets tumors with mutations in a protein called Ras. We have Phase 2 survival data in pancreas and non-small cell lung cancer, or NSCLC, for GI-4000. We conducted a multicenter, placebo controlled Phase 2b pancreas cancer study. While we did not see an improvement in survival in the overall study population, we did see a non-statistically significant three month improvement in survival in a pre-specified subgroup. We also performed a retrospective analysis of 90 pre-administration blood samples using an analytic technique called proteomics. The goal of the analysis was to identify a pre-administration companion diagnostic test that could predict which subjects are likely to respond to GI-4000 to assist in subject selection for future clinical trials. BDX-001, the resulting potential proteomic companion diagnostic test, appeared to predict whether a subject administered GI-4000 and the chemotherapy drug gemcitabine in this trial would have improved recurrence free and overall survival compared to gemcitabine alone. We believe BDX-001 differentiates between subject blood samples using the relationship of 100 different proteins and protein fragments. Overall, 21 of the 44 (48%) of studied subjects administered GI-4000 and gemcitabine were classified as BDX-001 positive. In BDX-001 positive subjects administered GI-4000 and gemcitabine, there was an 11.7 month improvement in median recurrence free survival, or RFS, and a 16.6 month improvement in median overall survival, or OS, compared with BDX-001 positive subjects’ samples administered placebo and gemcitabine. There was no difference in RFS or OS in the gemcitabine-alone arm based on BDX-001 selection. The proportion of BDX-001 positive patients may vary in any future studies. This study was not powered for, and these results did not reach, statistical significance. If BDX-001 is prospectively validated in a second pancreas cancer trial, this companion diagnostic could be used to select the patients appropriate for GI-4000 therapy. The BDX-001 test is controlled by Biodesix, Inc. We intend to negotiate a development and commercialization agreement regarding this test with them. However, we may not be able to obtain the rights to use the test on commercially reasonable terms, if at all.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2014

The following table sets forth our results for the periods shown.

	Three months ended September 30,			%
	2014	2013	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Revenue
Collaboration license and services	999	$2,022	(1,023)	(51%)
Manufacturing services	307	309	(2)	(1%)
Total revenue	1,306	2,331	(1,025)	(44%)
Operating expenses:
Research and development expenses:
Costs of collaboration license and services	999	1,907	(908)	(48%)
Costs of manufacturing services	307	309	(2)	(1%)
Research and development for proprietary programs	453	325	128	39%
Total research and development	1,759	2,541	(782)	(31%)
General and administrative	1,007	823	184	22%
Depreciation and amortization	76	214	(138)	(64%)
Total operating expenses	2,842	3,578	(736)	(21%)
Income (loss) from operations	(1,536)	(1,247)	(289)	23%
Change in value of warrants, income (expense)	—	499	(499)	(100%)
Loss on extinguishment of convertible notes	(4,688)	—	(4,688)	100%
Interest expense	(177)	—	(177)	100%
Other income	40	42	(2)	100%
Income (loss) before taxes	(6,361)	$(706)	(5,655)	801%

Collaboration license and services revenues. Collaboration license and services revenues for the three months ended September 30, 2014 were $1.0 million compared to $2.0 million for the three months ended September 30, 2013, a decrease of $1.0 million. The decrease was due to a decrease of revenue recognized under the collaboration agreement with Gilead for the Phase 1 clinical trial work for GS-4774 of $1.2 million offset by a $0.2 million increase in reimbursement for the tuberculosis grant.

Manufacturing services revenues. Manufacturing services revenues for the three months ended September 30, 2014 were $0.3 million compared to $0.3 million for the three months ended September 30, 2013.

Costs of Collaboration License and Services. Costs of collaboration license and services expense for the three months ended September 30, 2014 was $1.0 million compared to $1.9 million for the three months ended September 30, 2013, a decrease of $0.9 million. The decrease was primarily due to a decrease in the expenses related to Phase 1 clinical trial for GS-4774.

Costs of Manufacturing Services. Costs of manufacturing services for the three months ended September 30, 2014 were $0.3 million compared to $0.3 million for the three months ended September 30, 2013.

Research and Development for Proprietary Programs Expense. Research and development for proprietary programs expense for the three months ended September 30, 2014 was $0.5 million compared to $0.3 million for the three months ended September 30, 2013, an increase of $0.2 million.  The increase was primarily due to expenses related to the tuberculosis grant.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2014 was $1.0 million compared to $0.8 million for the three months ended September 30, 2013, an increase of $0.2 million. The increase was related to the increased expense associated with being a public company, including, but not limited to, the costs associated with D&O insurance, board fees, and recurring SEC filing fees.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2014 was $0.1 million compared to $0.2 million for the three months ended September 30, 2013, a decrease of $0.1 million. This decrease was primarily due to leasehold improvements becoming fully depreciated in October 2013 as a result of the lease term at our principal executive offices ending. In April 2014, we amended our lease extending the term for five years.

Change in Value of Warrants and Put and Call Options. Change in value of warrants and put and call options for the three months ended September 30, 2014 was $0 compared to $0.5 million for the three months ended September 30, 2013.  In the three months ended September 30, 2014, we recorded $0 as the warrants were converted to common stock warrants and the put and call options were extinguished when the convertible notes converted into common stock.  In the three months ended September 30, 2013, we recorded $0.5 million of income related to the decrease in the estimated fair value of the outstanding warrants.

Loss on Extinguishment of Convertible Notes. Loss on extinguishment of convertible notes for the three months ended September 30, 2014 was $4.7 million compared to $0 for the three months ended September 30, 2013. Loss on extinguishment of convertible notes in the three months ended September 30, 2014 was due to our then outstanding convertible notes converting to common stock upon the closing of our initial public offering.

Interest Expense. Interest expense for the three months ended September 30, 2014 was $0.2 million compared to $0 for the three months ended September 30, 2013. Interest expense in the three months ended September 30, 2014 was due to the $7.5 million of the 2014 Notes and the related amortization of debt discount and debt issuance costs through July 2, 2014 when the 2014 Notes converted into common stock upon the closing of our initial public offering.

Comparison of the Nine Months Ended September 30, 2013 and 2014

The following table sets forth our results for the periods shown.

	Nine months ended September 30,			%
	2014	2013	Increase (Decrease)	Increase (Decrease)
		(in thousands, except percentages)
Revenue
Collaboration license and services	3,436	$5,788	(2,352)	(41%)
Manufacturing services	1,020	2,898	(1,878)	(65%)
Total revenue	4,456	8,686	(4,230)	(49%)
Operating expenses:
Research and development expenses:
Costs of collaboration license and services	2,757	4,556	(1,799)	(39%)
Costs of manufacturing services	1,020	2,898	(1,878)	(65%)
Research and development for proprietary programs	1,661	996	665	67%
Total research and development	5,438	8,450	(3,012)	(36%)
General and administrative	2,877	2,274	603	27%
Depreciation and amortization	218	650	(432)	(66%)
Total operating expenses	8,533	11,374	(2,841)	(25%)
Loss from operations	(4,077)	(2,688)	(1,389)	52%
Change in value of warrants, income (expense)	(1,903)	1,469	(3,372)	(230%)
Loss on extinguishment of convertible notes	(4,688)	—	(4,688)	100%
Interest expense	(3,891)	—	(3,891)	100%
Other income	40	42	(2)	100%
Loss before taxes	(14,519)	$(1,177)	(13,342)	1134%

Collaboration license and services revenues. Collaboration license and services revenues for the nine months ended September 30, 2014 were $3.4 million compared to $5.8 million for the nine months ended September 30, 2013, a decrease of $2.4 million. The decrease was due to a decrease of revenue recognized under the collaboration agreement with Gilead for the Phase 1 clinical trial work for GS-4774 of $3.0 million offset by a $0.6 million increase in reimbursement for the tuberculosis grant.

Manufacturing services revenues. Manufacturing services revenues for the nine months ended September 30, 2014 were $1.0 million compared to $2.9 million for the nine months ended September 30, 2013, a decrease of $1.9 million. The decrease was due to a decrease in revenue relating to manufacturing services for Gilead for the Phase 2 HBV trial of $1.9 million.

Costs of Collaboration License and Services. Costs of collaboration license and services expense for the nine months ended September 30, 2014 was $2.8 million compared to $4.6 million for the nine months ended September 30, 2013, a decrease of $1.8 million. The decrease was due to a $1.0 million decrease in the expenses related to Phase 1 clinical trial for GS-4774, a reclassification of $0.6 million of expenses to research and development for proprietary programs related to GI-4000 due to Celgene returning the product rights to us and other decrease of $0.2 million.

Manufacturing Services. Manufacturing services for the nine months ended September 30, 2014 were $1.0 million compared to $2.9 million for the nine months ended September 30, 2013, a decrease of $1.9 million. The decrease was due to a decrease in expenses relating to manufacturing services for Gilead for the Phase 2 HBV trial of $1.9 million.

Research and Development for Proprietary Programs Expense. Research and development for proprietary programs expense for the nine months ended September 30, 2014 was $1.7 million compared to $1.0 million for the nine months ended September 30, 2013, an increase of $0.7 million. The increase was primarily due to $0.6 million of costs related to GI-4000 in the nine months ended September 30, 2014 due to Celgene declining their option on GI-4000 in March 2013 and returning all rights and development responsibility to us and other miscellaneous expense increase of $0.1 million.

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2014 was $2.9 million compared to $2.3 million for the nine months ended September 30, 2013, an increase of $0.6 million. The increase was due to a $0.2 million increase related to the increased expense associated with being a public company, including, but not limited to, the costs associated with D&O insurance, board fees, and recurring SEC filing fees, a $0.2 million increase in patent costs related to our intellectual property and a $0.2 million increase in accounting and auditing fees due to valuation and audit work performed in preparation for our initial public offering.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2014 was $0.2 million compared to $0.7 million for the nine months ended September 30, 2013, a decrease of $0.5 million. This decrease was primarily due to leasehold improvements becoming fully depreciated in October 2013 as a result of the lease term at our principal executive offices ending. Beginning in November 2013, we leased our existing facility on a month to month basis. In April 2014, we amended our lease extending the term for five years.

Change in Value of Warrants.  Change in value of warrants for the nine months ended September 30, 2014 was $1.9 million compared to $1.5 million for the nine months ended September 30, 2013. In the nine months ended September 30, 2014, we recorded $1.9 million of expense related to the increase in the estimated fair value of the outstanding warrants and put and call options.  In the nine months ended September 30, 2013, we recorded $1.5 million of income related to the decrease in the estimated fair value of the outstanding warrants.

Loss on Extinguishment of Convertible Notes. Loss on extinguishment of convertible notes for the nine months ended September 30, 2014 was $4.7 million compared to $0 for the nine months ended September 30, 2013. Loss on extinguishment of convertible notes in the nine months ended September 30, 2014 was due to our then outstanding convertible notes converting to common stock upon the closing of our initial public offering.

Interest Expense. Interest expense for the nine months ended September 30, 2014 was $3.7 million compared to $0 for the nine months ended September 30, 2013. Interest expense in the nine months ended September 30, 2014 was due to the $7.5 million of the 2014 Notes and the related amortization of debt discount and debt issuance costs.

Liquidity and Capital Resources

Since our inception through September 30, 2014, we have funded our operations principally through the receipt of $206.8 million, in proceeds, consisting of: $108.2 million of net proceeds from the private placement of preferred equity securities; $14.6 million from the sale of common stock in our initial public offering; $0.5 million from the sale of common stock through stock option exercises; $13.4 million of net proceeds from the private placement of convertible notes; $40.4 million received under the Celgene collaboration and license agreements; $23.5 million received under the Gilead collaboration agreement and additional supply services to Gilead; and receipt of $6.2 million from research grants. We had cash and cash equivalents of $18.9 million as of September 30, 2014. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our funds are currently held in cash and money market funds that are invested in securities issued by the U.S. Treasury. We completed an initial public offering on July 8, 2014.  In the offering we sold 1,725,000 shares of our common stock, including the shares sold pursuant to the underwriter’s over-allotment option, at $10.00 per share and raised $17,250,000 in proceeds before fees and expenses.  Upon completion of the offering, all of our then outstanding preferred stock converted into 2,757,825 shares of common stock in accordance with the terms of the preferred stock. Additionally, all our, outstanding preferred stock warrants were reclassified into additional paid-in capital as all of the preferred stock warrants converted into common stock warrants, the Note and the 2014 Notes, described in Note 4, converted into 51,556 and 1,116,372 shares of common stock, respectively, and the warrant issued to the holder of the Note the warrants issued to the holders of the 2014 Notes become exercisable for 12,373 and 750,000 shares of common stock, respectively.

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

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of September 30, 2014, we have an accumulated deficit of approximately $221.0 million. We have net losses of $6.4 million and $14.5 million for the three and nine months ended September 30, 2014, respectively, and net cash used in operating activities of $8.0 million for the nine months ended September 30, 2014. Our losses and net cash used in operating activities have resulted principally from costs incurred in our discovery and development activities. We anticipate that operating losses and net cash used in operating activities will occur and substantially increase over the next several years as we expand discovery, research and development activities, including clinical development of our Tarmogen product candidates.

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

The following table sets forth the primary sources and uses of cash for each of the periods set forth below.

	Nine months ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$(8,008)	3,847
Net cash used in investing activities	(117)	(12)
Net cash provided by financing activities	21,094	—
Net increase (decrease) in cash and cash equivalents	12,969	3,835

Operating Activities

For the nine months ended September 30, 2014, our operating activities used cash of $8.0 million and for the nine months ended September 30, 2013, our operating activities provided cash of $3.8 million. The cash used in operating activities of $8.0 million for the nine months ended September 30, 2014 was primarily due to a net loss of $14.5 million primarily attributed to loss on extinguishment of convertible notes, interest expense, change in value of warrants and research and development activities and by a decrease in deferred revenue of $2.8 million, which primarily resulted from the recognition of revenue under the Gilead collaboration agreement, offset by a noncash loss on extinguishment of convertible notes of $4.7 million, a noncash interest expense of $3.9 million and a noncash change in warrant and put and call option expense of $1.9 million. The cash provided by operating activities of $3.8 million for the nine months ended September 30, 2013 was primarily due to the receipt of $9.0 million from the license agreement with Celgene for GI-6300, a net loss of $1.2 million primarily attributed to research and development activities and change in value of warrants, a decrease in deferred revenue of $2.2 million primarily due to the recognition of revenue under the Gilead collaboration agreement and noncash change in valuation of warrants income of $1.5 million.

Investing Activities

For the nine months ended September 30, 2014 and 2013, our investing activities used cash of $0.1 million and $0.1 million respectively, and was primarily attributable to the purchase of fixed assets offset by the sale of fixed assets in the nine months ended September 30, 2014.

Financing Activities

For the nine months ended September 30, 2014, our financing activities provided cash of $6.5 million from the issuance of the 2014 Notes and net proceeds of $14.6 million from our initial public offering. For the nine months ended September 30, 2013, we did not engage in any significant financing activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that as a result of the material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2014 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weakness described below, management has concluded that our financial statements for the periods included in this report are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

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

For the year ending December 31, 2015, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting. Under current SEC rules, our independent registered public accounting firm may also eventually be required to deliver an attestation report on the effectiveness of our internal control over financial reporting when we no longer qualify as an emerging growth company. During the year ended December 31, 2013, we identified a material weakness in our internal controls due to the fact that we only have one employee in our accounting and finance department. As a result, we were unable to allow for proper segregation of duties and reviews of transactions prior to being entered into our books and records. This material weakness continued during the nine months ended September 30, 2014. We may qualify as an emerging growth company for as long as five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if our annual gross revenues equal or exceed $1 billion, we would cease to be an emerging growth company as of the following December 31.

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

We are not profitable and have incurred significant net losses in each year since our inception in February 1995 except for 2013, including net losses of $6.4 million and $14.5 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, we had an accumulated deficit of $221.0 million. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that our operating losses will substantially increase over the next several years as we expand our discovery, research and development activities, including the clinical development of our Tarmogen product candidates. While we reported net income in 2013, we do not anticipate that we will have net income again in the foreseeable future.

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

We anticipate that we will continue to generate significant losses for the next several years as we incur expenses to complete our clinical trial programs for our product candidates, build commercial capabilities, develop our pipeline and expand our corporate infrastructure. We believe that based on our current operations, together with our existing cash and cash equivalents will allow us to fund our operating plan through 2015. However, our operating plan may change as a result of factors currently unknown to us. Changing circumstances may cause us to consume capital faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

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

Investors should evaluate us in light of the uncertainties and complexities affecting a pre-commercial biopharmaceutical company. We have not completed clinical development for any of our product candidates. Our lead Tarmogen product candidate is GS-4774, which has been exclusively licensed to Gilead Sciences, Inc., or Gilead, and which is in Phase 2 clinical testing.  The GI-6300 program, including GI-6301, our oncology product targeting cancers expressing the brachyury protein, have been exclusively licensed to Celgene and which is planning a Phase 2 clinical trial in chordoma.

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

In addition, we rely on academic institutions, physician practices and CROs to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. For example several of our other trials are being conducted by the NCI, including GI-6207-02 for MTC, the GI-6301-01 Phase 1 trial and the planned GI-6301 Phase 2 trial in chordoma. We have less control over the timing and other aspects of these clinical trials than if we conducted the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol or applicable regulations. We also may rely on CROs to perform our data management and analysis. They may not provide these services as required or in a timely or compliant manner, and we may be held legally responsible for any or all of their performance failures or inadequacies.

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

The FDA and similar regulatory authorities outside the United States regulate companion diagnostics. Companion diagnostics require separate or coordinated regulatory approval prior to commercialization of the therapeutic product. The regulatory pathway for co-development of therapeutics and companion diagnostics could delay our development programs or delay or prevent eventual marketing approval for our product candidates that may otherwise be approvable. For our oncology product candidate, GI-4000 we may require in vitro companion diagnostics that will help identify pancreas cancer patients we believe may be likely to benefit from our product candidates. In vitro diagnostics are tests used on specimens taken from the patient being tested.

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

We have not completed clinical development of any of our product candidates and do not have any products approved for sale by the FDA or any other regulatory bodies. Regulatory authorities may not approve our product candidates even if they meet safety and efficacy endpoints in clinical trials.

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

Certain of our product candidates are being and will be studied in clinical trials conducted by the National Cancer Institute, or NCI, and in investigator-initiated clinical trials, the conduct of which we do not control.

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

Additionally, we may decide to outsource some or all of our manufacturing activities to a third party contract manufacturing organization, or CMO. Under any agreement with a CMO, we would have less control over the timing and quality of manufacturing than if we were to perform such manufacturing ourselves. A CMO would be manufacturing other pharmaceutical products in the same facilities as our Tarmogen product candidates, increasing the risk of cross product contamination. Further, there is no guarantee that any CMO will have adequate capacity for meeting all of our product needs, or be able to manufacture products for an adequate price. There is also no guarantee that any CMO will continue their ongoing operations, causing potential delays in product supply, reduced revenues and other liabilities for us.  A CMO may also be subject to regulatory holds or production interruptions for a variety of reasons, which could also cause shortfalls or delays in our product supply.

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

The Patient Protection and Affordable Care Act of 2010, or the ACA, may have a significant impact on the healthcare system. As part of this legislative initiative, Congress enacted a number of provisions that are intended to reduce or limit the growth of healthcare costs, which could significantly change the market for pharmaceuticals and biological products. The provisions of the ACA could, among other things, increase pressure on drug pricing or make it more costly for patients to gain access to prescription drugs like our product candidates at affordable prices. This could ultimately lead to fewer prescriptions for our product candidates and could force individuals who are prescribed our products to pay significant out-of-pocket costs or pay for the prescription entirely by themselves. As a result of such initiatives, market acceptance and commercial success of our products, once approved, may be limited and our business may be harmed.

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

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs. Most recently, in March 2010 the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA, was enacted, which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

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

•

creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•

establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

At this time, the full effect that the ACA would have on our business remains unclear. In particular, there is uncertainty surrounding the applicability of the biosimilars provisions under the ACA to our Tarmogen product candidates. The ACA allows applicants seeking approval of biosimilar or interchangeable versions of biological products to initiate a process for challenging some or all of the patents covering the innovator biological product used as the reference product. This process is complicated and could result in the limitation or loss of certain patent rights. The FDA has issued several guidance documents, but no implementing regulations, on biosimilars and no biosimilar applications have yet been approved. It is not certain that we will receive 12 years of biologics marketing exclusivity for any of our products. The regulations that are ultimately promulgated and their implementation are likely to have considerable impact on the way we conduct our business and may require us to change current strategies. A biosimilar is a product that is highly similar to an approved biologic notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the product and the approved biologic in terms of the safety, purity, and potency.

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

There are numerous marketed therapeutics indicated for colorectal cancer, including Roche Holding AG’s bevacizumab, Bristol Myers-Squibb’s cetuximab, Amgen’s panitumumab, as well as irinotecan, oxaliplatin, leucovorin and 5-FU, which are marketed by several generic pharmaceutical firms. In addition, there are multiple companies or institutions with active clinical trials of immunotherapy products in colorectal cancer including but not limited to AlphaVax Inc., Duke University, Immunovative Therapies Ltd., Guangdong Provincial Hospital of Traditional Chinese Medicine, University of Michigan Cancer Center, Instituto Cientifico y Tecnological de Navara, NCI, Radboud University, Roswell Park Cancer Institute, Ohio State University Comprehensive Cancer Center, Stanford University, and National Taiwan University Hospital.

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

There are several marketed therapeutics indicated for the treatment of chronic HBV infection, including Roche Holding AG’s pegylated interferon 2a, Gilead’s tenofovir and adefovir, Bristol Myers-Squibb’s entecavir, Novartis’ telbivudine, and lamivudine, which is marketed by several generic pharmaceutical firms. In addition, there are several companies or institutions with clinical trials of competing products for the treatment of chronic HBV infection including but not limited to Gilead Sciences, LG Life Sciences, Replicor Inc., Myr GmbH, Novira Therapeutics, Isis Pharmaceuticals, Romark Laboratories, AiCuris, Dynavax Technologies Corporation, Agenix Limited, Tekmira Pharmaceuticals Corporation, Transgene, Inc., OnCore Biopharma Inc., Alnylam Pharmaceuticals Inc., Assembly Biosciences Inc. and Biomics Biotechnology Co., Ltd.

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

If any of our product candidates are approved and commercialized, we may face competition from biosimilars. The route to market for biosimilars was established with the passage of the ACA in March 2010, providing 12 years of marketing exclusivity for reference products and an additional six months of exclusivity if pediatric studies are conducted. In Europe, the European Medicines Agency has issued guidelines for approving products through an abbreviated pathway, and biosimilars have been approved in Europe. If a biosimilar version of one of our potential products were approved in the United States or Europe, it could have a negative effect on sales and gross profits of the potential product and our financial condition.

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

Litigation, which could result in substantial costs to us (even if determined in our favor), may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of the proprietary rights of others. The FDA has published draft guidance documents for implementation of the Biologics Price Competition and Innovation Act, or the BPCIA, under the ACA, related to the development of follow-on biologics (biosimilars), although detailed guidance for patent litigation procedures under this act has not yet been provided.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up period following our initial public offering agreed to between our stockholders and the underwriter. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 1, we have outstanding a total of 5,748,979 shares of common stock. Except for the shares sold to the public in our initial public offering and any shares sold upon exercise of the underwriter’s over-allotment option, none of these shares are freely tradable, without restriction, in the public market. In addition, the underwriter, may, in its sole discretion, permit our officers, directors and other stockholders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

As of September 30, 2014, there were 222,090 shares subject to outstanding options and an additional 802,161 shares reserved for future issuance under our employee benefit plans. All of the foregoing shares will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act. There are an additional 927,069 shares of common stock issuable upon exercise of outstanding warrants, all of which will be eligible for sale in the public market to the extent permitted by the same restrictions. Moreover holders of an aggregate of 3,475,801 shares of our common stock have rights, subject to some conditions, to require us to file a registration statement covering their shares or to include their shares in a registration statement that we may file for ourselves or other stockholders. If such holders, by exercising their registration rights, cause a large number of securities to be registered and sold into the public market, these sales could have an adverse effect on the market price for our common stock. We also intend to register all shares of common stock that we may issue under our employee benefit plans. Shares so registered may be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions imposed on our affiliates under Rule 144.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We will need to hire additional employees in the future or engage outside consultants to help us comply with these requirements, which will increase our costs and expenses. For example, during the year ended December 31, 2013, we identified a material weakness in our internal controls due to the fact that we only have one employee in our accounting and finance department. As a result, we were unable to allow for proper segregation of duties and reviews of transactions prior to being entered into our books and records. This material weakness continued during the nine months ended September 30, 2014.

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

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. For example, during the year ended December 31, 2013, we identified a material weakness in our internal controls due to the fact that we only have one employee in our accounting and finance department. As a result, we were unable to allow for proper segregation of duties and reviews of transactions prior to being entered into our books and records. This material weakness continued during the nine months ended September 30, 2014. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

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

As of November 1, 2014, all of the net proceeds from the IPO, $14.6 million, were held in cash and cash equivalents. We intend to invest these funds in the future in short-term, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government in accordance with our investment policy. Through November 1, 2014, we had not used any of our IPO proceeds for working capital or general corporate expenses. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b).

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
Date: November 12, 2014

By:	/s/ C. Jeffrey Dekker
C. Jeffrey Dekker
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)
Date: November 12, 2014

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Amended and Restated Warrant to Purchase Stock, dated August 13, 2014, issued to Oxford Finance LLC‡

4.2	Reference is made to Exhibits 3.1 and 3.2 hereof

31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a) ‡

31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a) ‡

32.1	Section 1350 Certification ‡

101.INS	XBRL Instance Document ‡

101.SCH	XBRL Taxonomy Extension Schema Document ‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ‡

‡	Furnished herewith.
(1)	Incorporated by reference to exhibits to our periodic filing on Form 8-K (File No. 001-35642) as filed with the SEC on July 9, 2014.
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on March 17, 2014, as amended (File No. 333-194606).