Form 10-Q
period 2015-03-31
GLOBEIMMUNE INC
filed 2015-05-14
CIK 1245104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, the registrant had 5,751,574 shares of common stock, $0.001 par value per share, outstanding.

GLOBEIMMUNE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

GLOBEIMMUNE, INC.

Condensed Balance Sheets

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	14,356,715	$16,812,459
Other current assets	586,348	999,892
Total current assets	14,943,063	17,812,351
Property and equipment, net	400,675	455,768
Other assets	100,000	100,000
Total assets	15,443,738	$18,368,119

Liabilities, Redeemable, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	526,553	$572,586
Accrued liabilities	700,860	1,259,332
Deferred revenue	3,340,571	3,340,571
Total current liabilities	4,567,984	5,172,489
Other long-term liabilities	157,586	148,641
Deferred revenue	6,622,358	7,443,498
Total liabilities	11,347,928	12,764,628

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 5,751,574 shares	5,752	5,752
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and outstanding 0 shares	—	—
Additional paid-in capital	228,355,326	228,302,479
Accumulated deficit	(224,265,268)	(222,704,740)
Total stockholders' equity	4,095,810	5,603,491
Total liabilities, redeemable, convertible preferred stock and stockholders' equity	15,443,738	$18,368,119

See accompanying Notes to Condensed Financial Statements

GLOBEIMMUNE, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenue
Collaboration license and services	$1,026,899	1,283,521
Manufacturing services	160,926	134,825
Total revenue	1,187,825	1,418,346
Operating expenses:
Research and development expenses:
Costs of collaboration license and services	921,889	832,854
Costs of manufacturing services	160,926	134,825
Research and development for proprietary programs	393,061	571,100
Total research and development	1,475,876	1,538,779
General and administrative	1,193,447	1,014,632
Depreciation and amortization	79,030	69,866
Total operating expenses	2,748,353	2,623,277
Loss from operations	(1,560,528)	(1,204,931)
Change in value of warrants and put and call options, income (expense)	—	247,045
Interest expense	—	(1,486,686)
Net loss	(1,560,528)	(2,444,572)
Preferred stock dividends and accretion of offering costs to redemption value	-	(3,437,552)
Net loss applicable to common stockholders	$(1,560,528)	(5,882,124)

Weighted average shares outstanding-basic and diluted	5,751,574	93,201
Net loss per share attributable to common stockholders- basic and diluted	$(0.27)	(63.11)

See accompanying Notes to Condensed Financial Statements

GLOBEIMMUNE, INC.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,560,528)	(2,444,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,030	69,866
Share-based compensation	41,355	22,813
Stock-based payments for services	11,492	(10,000)
Noncash interest expense from amortization of debt discount and amortization of debt issuance costs	—	1,358,656
Noncash interest expense on convertible notes	—	115,794
Noncash expense (income) from change in valuation of warrants and put and call options	—	(247,045)
Gain on sale of property and equipment	—	(91,284)
Changes in operating assets and liabilities:
Decrease in other current assets	413,544	130,027
Decrease in accounts payable	(46,033)	(818,006)
Decrease in accrued liabilities	(558,472)	(201,054)
Decrease in deferred revenue	(821,140)	(1,166,384)
Increase in other long-term liabilities	8,945	—
Net cash used in operating activities	(2,431,807)	(3,281,189)
Cash flows from investing activities:
Purchase of property and equipment	(23,937)	(6,025)
Sale of property and equipment	—	127,354
Net cash (used in) provided by investing activities	(23,937)	121,329
Cash flows from financing activities:
Proceeds from issuance of common stock from stock option exercises	—	3,013
Proceeds from issuance of convertible promissory notes	—	7,500,000
Convertible promissory notes issuance costs	—	(1,051,487)
Net cash provided by financing activities	—	6,451,526
Net (decrease) increase in cash and cash equivalents	(2,455,744)	3,291,666
Cash and cash equivalents, beginning of period	16,812,459	5,924,241
Cash and cash equivalents, end of period	$14,356,715	9,215,907

Supplemental disclosures of noncash investing and financing activities:
Accretion of preferred stock (dividends)	$ —	3,305,814
Accretion of preferred stock (offering costs)	—	131,738
Non-cash conversion of convertible promissory notes to common stock	—	6,121,533
Non-cash conversion of preferred stock to common stock	—	876,778

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

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of March 31, 2015, we had an accumulated deficit of $224,265,268. We had net losses of $1,560,528 and $2,444,572 for the three months ended March 31, 2015 and 2014, respectively, and net cash used in operating activities of $2,431,807 for the three months ended March 31, 2015. We anticipate that operating losses and net cash used in operating activities will continue over the next several years.

We have historically financed our operations primarily through the sale of equity securities, payments pursuant to collaboration agreements, government grants and equipment financing. We will continue to be dependent upon such sources of funds until we are able to generate positive cash flows from our operations. We believe that our existing cash and cash equivalents as of March 31, 2015 will be sufficient to fund operations through the middle of 2016.

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

The accompanying condensed balance sheet as of March 31, 2015, condensed statements of operations for the three months ended March 31, 2015 and 2014 and condensed statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly our financial position as of March 31, 2015 and the results of operations for the three months ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015. The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2015 and 2014 are condensed and unaudited. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period.  These unaudited financial statements are condensed and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

We make estimates of our accrued expenses by identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when it has not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. Examples of estimated accrued expenses include:

•	fees owed to contract research organizations in connection with preclinical and toxicology studies and clinical trials;
•	fees owed to investigative sites in connection with clinical trials;
•	fees owed to contract manufacturers in connection with the production of clinical trial materials;
•	fees owed for professional services;
•	property taxes; and
•	unpaid salaries, wages, and benefits.

Accrued liabilities consisted of the following as of:

	March 31, 2015	December 31, 2014
Accrued compensation	$290,208	578,091
Accrued clinical trial holdbacks	16,526	32,385
Other	394,126	648,856
Total Accrued Liabilities	$700,860	1,259,332

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

As of March 31, 2015 and 2014, accrued liabilities included $16,526 and $32,385 respectively, of holdbacks representing five percent of payments due to entities conducting clinical trials for patient-related fees. The holdbacks will be paid upon completion of the studies and when all data has been received and validated by us.

(e)	Net Loss per Share

Basic net loss per share is computed by dividing net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is anti-dilutive.  Potentially dilutive securities, included convertible preferred stock, warrants, stock options and convertible promissory notes, representing 1,218,116  and 4,425,055 weighted average shares of common stock were excluded for the three months ended March 31, 2015 and 2014, respectively, because including them would have an anti-dilutive effect on net loss per share.

(f)	Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued the Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance when it becomes effective. The standard will be effective for us for annual and interim periods beginning after December 15, 2016, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method (pending potential delay by the FASB). We are evaluating the effect that this new guidance will have on our financial statements and related disclosures. We have not selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate.  The update requires retrospective application and represents a change in accounting principle.  The update is effective for fiscal years beginning after December 15, 2015.  Early adoption is permitted for financial statements that have not been previously issued.  ASU 2015-03 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Our financial instruments, including money market investments, are measured at fair value on a recurring basis. The carrying amount of money market investments as of March 31, 2015 and December 31, 2014 approximates fair value based on quoted prices in active markets, or Level 1 inputs. There were no transfers between levels for the three months ended March 31, 2015 and the year ended December 31, 2014.

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2015 and December 31, 2014:

Description	March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant unobservable inputs (Level 3)	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant unobservable inputs (Level 3)
Assets measured at fair value:
Money market investments (included in cash and cash equivalents)	20,048	20,048	—	20,173	20,173	—

(4)	Convertible Notes

2013 Notes

In November 2013, we entered into an unsecured convertible promissory note, or the Note, with a service provider, or the Holder, in settlement of $391,730 of accounts payable. The Note bore an interest rate of 8.0%, had a term of three years and could have been prepaid at any time. The Note and unpaid accrued interest converted upon the completion of our initial public offering into common stock at a price per share equal to 80% at which our common stock was first offered to the public. Upon completion of our initial public offering, we issued to the holder of the Note a warrant, equal to 30% of the principal balance of the Note, to purchase common stock for 10 years with an exercise price equal to the initial public offering price.

We recorded the proceeds from the Note based on the fair value of the warrants ($106,087), put option embedded in the Note ($101,222) and the Note and, as such, recorded a debt discount of $207,309 for the allocated value of the warrants and put option. This debt discount was being amortized to interest expense over the term of the Note. Amortization of $17,024 was recorded in the three months ended March 31, 2014.

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

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

We recorded the proceeds from the 2014 Notes based on the fair value of the warrants ($4,454,397), the net of the put and call option embedded in the 2014 Notes ($1,667,136) and the 2014 Notes. As such, we recorded a debt discount of $6,121,533 from the allocated value of the warrants and the put and call options. This debt discount was being amortized to interest expense over the term of the 2014 Notes. Amortization of $1,020,254 was recorded in the three month period ended March 31, 2014.

We incurred $1,928,265 of debt issuance costs related to the 2014 Notes. Included in the debt issuance costs were warrants issued to the placement agent that had an estimated value of $876,778 at issuance. These costs were included in debt issuance costs and were being amortized to interest expense over the term of the 2014 Notes. Amortization of $321,378 was recorded in the three month period ended March 31, 2014.

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

(5)	Deferred Revenue

Deferred revenue consisted of the following as of:

	March 31, 2015	December 31, 2014

Celgene	9,931,353	$10,751,120

Gilead	31,576	32,949

Total deferred revenue	9,962,929	10,784,069

Less: current portion	(3,340,571)	(3,340,571)

Deferred revenue, long-term	6,622,358	$7,443,498

(a)	Celgene Agreements

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

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

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

Upon execution of the May 2009 agreement, we estimated that our obligations to perform research and development under the agreement would continue through September 30, 2016 and, accordingly, were recognizing as revenue the upfront fees received of $31,300,000 from the date of receipt through September 30, 2016. We review the term of performance on a quarterly basis and adjust the revenue recognition period if there are any changes. As of December 31, 2014 and March 31, 2015, the unamortized balance is expected to be amortized on a straight line basis through March 31, 2018.

We determined that there were two units of accounting under the July 2013 GI-6300 License Agreement with Celgene: the license to further develop and commercialize GI-6300 and undelivered items related to supplying drug product for the Phase 1 clinical trial and the option to perform the Phase 2 clinical trial (subject to Celgene’s right to assume performance of those trials). We determined that the license had standalone value based on the fact that the drug candidate has been developed and is currently in a clinical trial, Celgene possesses the knowledge, technology, skills, experience and background necessary for all further development of the drug through commercialization, we are not required to perform any additional development work related to GI-6300 and Celgene has the right to sublicense the product. We allocated the $9,000,000 of proceeds to the two units of accounting using the relative selling price method. We determined the estimated selling price for the license based upon a third party valuation and vendor specific objective evidence for the undelivered items. The allocation resulted in $8,766,881 being allocated to the license and the remaining amount of $233,119 allocated to the undelivered items. We recognized $8,766,881 in revenue related to the license in the fourth quarter of 2013 upon the delivery of all intellectual property, reports and documentation for the license to Celgene. Revenue related to the undelivered items will be recognized as the services are performed. The current estimated service period for the undelivered items under the GI-6300 License Agreement is through June 2016.

We recognized $819,767 and $958,742 in license and service revenue during the three months ended March 31, 2015 and 2014, respectively. Costs incurred under these agreements, included in costs of collaboration licenses and services in our statement of operations, for the three months ended March 31, 2015 and 2014 were $696,340 and $613,955, respectively.

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

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

We recognized $1,373 and $217,273 in license and services revenue under the Gilead arrangement during the three months ended March 31, 2015 and 2014, respectively.  In addition, we recognized revenue of $160,926 and $134,825 during the three months ended March 31, 2015 and 2014, respectively, related to manufacturing supply for Phase 2 trials for which Gilead is responsible for performing. Collaboration license and service costs incurred under these agreements, included in costs of collaboration licenses and services in our statement of operations, for the three months ended March 31, 2015 and 2014 were $225,549 and $218,899, respectively. Manufacturing services costs incurred under agreements with Gilead are included in costs of manufacturing services in our statement of operations, for the three months ended March 31, 2015 and 2014 were $160,926 and $134,825, respectively.

(6)	Income Taxes

We maintain a valuation allowance for substantially all of our deferred tax assets, including our net operating losses, and therefore do not expect to incur a current U.S. federal tax expense or benefit against our pretax income (loss) during the year ending December 31, 2015.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs, and anticipated, expected or projected performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “enable,” “potential,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, clinical trials and U.S. Food and Drug Administration, or FDA, submissions, regulatory or competitive environments, our intellectual property, and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially.  For a description of such risks and uncertainties, which could cause our actual results, performance, or achievements to materially differ from any anticipated results, performance, or achievements, please see the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in this Form 10-Q under the heading “Risk Factors”.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the United States Securities and Exchange Commission, or the SEC, that disclose certain risks and factors that may affect our business.  This analysis should be should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

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

We have two strategic collaborations with leading biotechnology companies. In October 2011, Gilead Sciences, Inc., or Gilead, exclusively licensed product candidates intended to treat chronic hepatitis B virus, or HBV, infection. Celgene Corporation, or Celgene, entered into a collaboration and option agreement for certain oncology product candidates in May 2009. Under this agreement, in July 2013, Celgene exercised its option for a worldwide, exclusive license to the GI-6300 program, which is a Tarmogen program targeting the brachyury protein. Brachyury plays a role in the metastatic progression of certain cancers and is believed to be fundamental in the formation of chordomas, rare bone tumors of the spine. Through March 31, 2015, we have received over $63 million from these collaborations.

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of March 31, 2015, we had an accumulated deficit of $224.3 million. We had a net loss of $1.6 million for the three months ended March 31, 2015. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that operating losses will continue over the next several years.  Our plans to advance our own product candidates are dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. We have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity and convertible debt securities, upfront and milestone payments pursuant to our collaboration agreements, government grants and capital lease and equipment financing. The size of our future net losses will depend, in part, on the magnitude and timing of changes in our expenses, as well as the level and rate of growth, if any, of our revenues. Our ability to achieve profitability is dependent on our ability, alone or with others, to complete the development of our product candidates successfully, obtain required regulatory approvals, manufacture and market our potential products successfully or have such products manufactured and marketed by others, and gain market acceptance for such products. There can be no assurance as to whether or when we will achieve profitability.

We were incorporated as Ceres Pharmaceuticals, Ltd. in Colorado on February 10, 1995. We changed our name to GlobeImmune, Inc. on May 26, 2001, and reincorporated in Delaware on June 5, 2002.

Financial Operations

Revenue

Infectious Disease Programs

Our lead infectious disease Tarmogen product candidate, GS-4774, is being developed pursuant to a world-wide collaboration with Gilead Sciences, Inc., or Gilead.  GS-4774, currently being evaluated in two randomized Phase 2 trials, is a Tarmogen designed to target patients chronically infected with HBV who are also on, or are candidates for, oral antiviral suppressive therapy. Under this collaboration, in 2011 we received a $10 million upfront payment and Gilead agreed to fund a Phase 1 trial. As a result of our activities under this agreement, we have received an additional $5 million in milestone payments. Gilead is responsible for all future clinical, regulatory and commercial activities. We are eligible to receive up to an additional $130 million in development and regulatory milestones under this collaboration. If products are commercialized, we will be entitled to receive tiered royalty rates based on net sales of GS-4774 from the high single digits to the mid-teens, and up to $40 million of sales milestone payments.

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

In 2013, we completed a Phase 1 clinical trial of GS-4774 in 60 healthy volunteers. Twenty subjects were enrolled to one of three arms in the study, receiving either 10YU, 40YU, or 80YU of GS-4774 (one YU, or yeast unit, equals 10 million yeast cells). Within each of the three 20 subject arms, ten subjects were randomized to weekly dosing, and ten subjects to monthly-only dosing, each for a total of three months. The Phase 1 results indicated that GS-4774 was generally well tolerated and elicited HBV specific T cell immune responses. Subjects in all three dose groups displayed immune responses, and there was little difference between the weekly versus the monthly-only immunization regimens in the ability to generate T cell immune responses. Eighty-eight percent of subjects across all three dose groups responded to receiving GS-4774 by at least one measure of T cell immune response.

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

•	Data for the eleven chordoma patients in the GI-6301-01 Phase 1 trial were presented in October at the 2014 Connective Tissue Oncology Society (CTOS) Annual Meeting in Berlin, Germany included:
o	One patient had a partial response (9%) by RECIST that has continued past one year
o	Eight patients (73%) had stable disease by RECIST. 75% of these (6/8) had progressive disease at study entry which stabilized during administration of GI-6301.
o	82% (nine of 11 chordoma patients) showed PR or SD.
o	GI-6301 was generally well tolerated; the most common adverse events in this trial were mild/moderate injection site reactions.

We believe that the summary results from the eleven chordoma patients enrolled in this trial, as discussed above, compare favorably with historically published data.  In April 2015, we and our collaborators including the NCI and Celgene opened for enrollment a Phase 2 clinical trial designed to investigate the safety and efficacy of GI-6301 in combination with radiation therapy in patients with chordoma.  The GI-6301-02 Phase 2 clinical trial is a randomized, double-blind, placebo controlled trial of GI-6301, in combination with standard of care radiation for patients with locally advanced, unresectable chordoma.   The primary endpoint for the

trial will be overall response rate defined as CR or PR by RECIST after up to 24 months of treatment.  Participants randomized to the placebo arm will be allowed to cross-over to receive GI-6301 at time of confirmed disease progression.

A second oncology product candidate, GI-6207, targets carcinoembryonic antigen, or CEA, a protein that is over-expressed in a large number of epithelial cancers, which we estimate represent approximately 500,000 new cancer cases in the United States each year. The NCI has completed a dose escalation Phase 1 clinical trial of GI-6207 in 25 subjects with Stage IV cancers expressing CEA, and has initiated a randomized Phase 2 trial in subjects with medullary thyroid cancer, or MTC.   The GI-6207-02 Phase 2 study is planned to enroll a total of 34 subjects in a cross-over trial design. Subjects will be administered either GI-6207 for one year or be observed for six months and then administered GI-6207 for one year. The primary endpoint for the trial will be the effect of GI-6207 on changes in calcitonin levels. Calcitonin is a tumor marker that can be measured in a patient’s circulating blood that correlates with tumor burden in MTC. Elevated calcitonin values after surgery indicate persistent or recurrent disease. Based on current enrollment rates, we believe that this trial could be fully enrolled in the fourth quarter 2015 or the first quarter 2016, with results available in the second half of 2016. Development and commercialization rights to the GI-6200 program, including GI-6207, remain subject to option by Celgene. Celgene has the option to exclusively license GI-6207 after the data from the Phase 2 trial in MTC are available.

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

Research and Development Expense

Research and development expenses, which include costs of collaboration license and services, cost of manufacturing services and research and development for proprietary programs, in our statement of operations, consists of:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table sets forth our results for the periods shown.

	Three months ended March31,			%
	2015	2014	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Revenue
Collaboration license and services	$1,027	1,283	(256)	(20%)
Manufacturing services	161	135	26	19%
Total revenue	1,188	1,418	(230)	(16%)
Operating expenses:
Research and development expenses:
Costs of collaboration license and services	922	833	89	11%
Costs of manufacturing services	161	135	26	19%
Research and development for proprietary programs	393	571	(178)	(31%)
Total research and development	1,476	1,539	(63)	(4%)
General and administrative	1,194	1,014	180	18%
Depreciation and amortization	79	70	9	13%
Total operating expenses	2,749	2,623	126	5%
Income (loss) from operations	(1,561)	(1,205)	(356)	30%
Change in value of warrants, income (expense)	—	247	(247)	(100%)
Interest expense	—	(1,487)	1,487	100%
Income (loss) before taxes	$(1,561)	(2,445)	884	(36%)

Collaboration license and services revenues. Collaboration license and services revenues for the three months ended March 31, 2015 were $1.0 million compared to $1.3 million for the three months ended March 31, 2014, a decrease of $0.3 million. The decrease was due to a decrease of revenue recognized under the collaboration agreement with Gilead for the Phase 1 clinical trial work for GS-4774 of $0.2 million.

Manufacturing services revenues. Manufacturing services revenues for the three months ended March 31, 2015 were $0.2 million compared to $0.1 million for the three months ended March 31, 2014.

Costs of Collaboration License and Services. Costs of collaboration license and services expense for the three months ended March 31, 2015 was $0.9 million compared to $0.8 million for the three months ended March 31, 2014, an increase of $0.1 million. The increase was primarily due to a increase in the expenses related to Phase 1 clinical trial and preparation of Phase 2 clinical trial for GI-6301.

Costs of Manufacturing Services. Costs of manufacturing services for the three months ended March 31, 2015 were $0.2 million compared to $0.1 million for the three months ended March 31, 2014.

Research and Development for Proprietary Programs Expense. Research and development for proprietary programs expense for the three months ended March 31, 2015 was $0.4 million compared to $0.6 million for the three months ended March 31, 2014, a decrease of $0.2 million.  The decrease was primarily due to reduced expenses related to the GI-4000 program.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2015 was $1.2 million compared to $1.0 million for the three months ended March 31, 2014, an increase of $0.2 million. The increase was related to the increased expense associated with being a public company, including, but not limited to, the costs associated with D&O insurance, board fees, and recurring SEC filing fees.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2015 was $0.1 million compared to $0.1 million for the three months ended March 31, 2014.

Change in Value of Warrants and Put and Call Options. Change in value of warrants and put and call options for the three months ended March 31, 2015 was $0 compared to $0.2 million for the three months ended March 31, 2014.  In the three months ended March 31, 2015, we recorded $0 as the warrants were converted to common stock warrants and the put and call options were extinguished when the convertible notes converted into common stock upon the completion of the initial public offering.  In the three months ended March 31, 2014, we recorded $0.2 million of income related to the decrease in the estimated fair value of the outstanding warrants.

Interest Expense. Interest expense for the three months ended March 31, 2015 was $0 million compared to $1.5 million for the three months ended March 31, 2014. Interest expense in the three months ended March 31, 2015 was $0 as the convertible notes were converted to common stock upon the completion of the initial public offering.  In the three months ended March 31, 2014, we recorded $1.5 million of interest expense due to the $7.5 million of the convertible notes and the related amortization of debt discount and debt issuance costs.

Liquidity and Capital Resources

Since our inception through March 31, 2015, we have funded our operations principally through the receipt of $208.2 million, in proceeds, consisting of: $108.2 million of net proceeds from the private placement of preferred equity securities; $14.6 million from the sale of common stock in our initial public offering; $0.5 million from the sale of common stock through stock option exercises; $13.4 million of net proceeds from the private placement of convertible notes; $40.4 million received under the Celgene collaboration and license agreements; $24.5 million received under the Gilead collaboration agreement and additional supply services to Gilead; and receipt of $6.6 million from research grants. We had cash and cash equivalents of $14.4 million as of March 31, 2015. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our funds are currently held in cash and money market funds that are invested in securities issued by the U.S. Treasury. We completed an initial public offering on July 8, 2014.  In the offering we sold 1,725,000 shares of our common stock, including the shares sold pursuant to the underwriter’s over-allotment option, at $10.00 per share and raised $17.3 million in proceeds before fees and expenses.  Upon completion of the offering, all of our then outstanding preferred stock converted into 2,757,825 shares of common stock in accordance with the terms of the preferred stock. Additionally, all our, outstanding preferred stock warrants were reclassified into additional paid-in capital as all of the preferred stock warrants converted into common stock warrants, the Note and the 2014 Notes, described in Note 4, converted into 51,556 and 1,116,372 shares of common stock, respectively, and the warrant issued to the holder of the Note and the warrants issued to the holders of the 2014 Notes become exercisable for 12,373 and 750,000 shares of common stock, respectively.

Based on our current level of operations, we believe that the net proceeds from our initial public offering completed on July 8, 2014 in which we raised $17.3 million in proceeds including those proceeds resulting from shares sold pursuant to the underwriter’s exercise of its over-allotment option before fees and expenses, together with our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements through the middle of 2016. Successful completion of our research and development programs, and ultimately, the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in commercial products and/or technology, obtaining adequate financing to complete our development activities, progress of collaboration arrangements, market acceptance and demand for our products, and attracting and retaining qualified personnel. Our plans to advance our own product candidates are dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of March 31, 2015, we have an accumulated deficit of approximately $224.3 million. We had a net loss of $1.6 million for the three months ended March 31, 2015, and net cash used in operating activities of $2.4 million for the three months ended March 31, 2015. Our losses and net cash used in operating activities have resulted principally from costs incurred in our discovery and development activities. We anticipate that operating losses and net cash used in operating activities will continue to occur over the next several years.

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

The following table sets forth the primary sources and uses of cash for each of the periods set forth below.

	Three months ended March 31,
	2015	2014
Net cash used in operating activities	$(2,432)	(3,281)
Net cash provided by (used in) investing activities	(24)	121
Net cash provided by financing activities	-	6,452
Net (decrease) increase in cash and cash equivalents	(2,456)	3,292

Operating Activities

For the three months ended March 31, 2015 and 2014, our operating activities used cash of $2.4 million and $3.3 million, respectively. The cash used in operating activities of $2.4 million for the three months ended March 31, 2015 was primarily due to a net loss of $1.6 million primarily attributed research and development activities and by a decrease in deferred revenue of $0.8 million, which primarily resulted from the recognition of revenue under the Celgene collaboration agreement. The cash used in operating activities of $3.3 million for the three months ended March 31, 2014 was primarily due to a net loss of $2.4 million primarily attributed to research and development activities, a decrease in deferred revenue of $1.2 million, a decrease in accounts payable of $0.8 million offset by a noncash interest expense of $1.5 million.

Investing Activities

For the three months ended March 31, 2015 and 2014, our investing activities provided cash of $0 million and $0.1 million respectively, and was primarily attributable to the sale of fixed assets in the three months ended March 31, 2014.

Financing Activities

For the three months ended March 31, 2015, we did not engage in any significant financing activities. For the three months ended March 31, 2014, our financing activities provided net cash of $6.5 million from the issuance of the 2014 Notes.

Operating Capital Requirements

We anticipate that we will continue to generate operating losses for the next several years as we incur expenses related to the research and development of our product candidates, expand our corporate infrastructure and potentially build out our commercial manufacturing capabilities. We believe that the net proceeds from our initial public offering completed on July 8, 2014 in which we raised $17.3 million in proceeds, including those proceeds resulting from shares sold pursuant to the underwriter’s exercise of its over-allotment option before fees and expenses, together with our existing cash and cash equivalents and contingent, future milestone payments under our collaboration agreements will allow us to fund our operations through the middle of 2016. The amounts and timing of our actual expenditures depend on numerous factors, including the ongoing status of, and results from, clinical trials and other studies, achievement of milestones under our existing collaborations completion of public or private equity or debt financings, other available financing transactions, any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that as a result of the material weakness described below, our disclosure controls and procedures were not effective as of March 31, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weakness described below, management has concluded that our financial statements for the periods included in this report are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

Internal Control Over Financial Reporting

Assessing our staffing and training procedures to improve our internal control over financial reporting is an ongoing process. We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. As a result, our management did not perform an evaluation of our internal control over financial reporting as of March 31, 2015. Further, our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting.

For the year ending December 31, 2015, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting. Under current SEC rules, our independent registered public accounting firm may also eventually be required to deliver an attestation report on the effectiveness of our internal control over financial reporting when we no longer qualify as an emerging growth company. During the year ended December 31, 2014, we identified a material weakness in our internal controls due to the fact that we only have one employee in our accounting and finance department. As a result, we were unable to allow for proper segregation of duties and reviews of transactions prior to being entered into our books and records. This material weakness continued during the three months ended March 31, 2015. We may qualify as an emerging growth company for as long as five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if our annual gross revenues equal or exceed $1 billion, we would cease to be an emerging growth company as of the following December 31.

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

We are not profitable and have incurred significant net losses in each year since our inception in February 1995, except for 2013, including net losses of $1.6 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $224.3 million. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that our operating losses will continue over the next several years. While we reported net income in 2013, we do not anticipate that we will have net income again in the foreseeable future.

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

We anticipate that we will continue to generate significant losses for the next several years as we incur expenses to complete our clinical trial programs for our product candidates, build commercial capabilities, develop our pipeline and expand our corporate infrastructure. We believe that based on our current operations, together with our existing cash and cash equivalents will allow us to fund our operating plan through the middle of 2016. Our plans to advance our own product candidates are dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions.  However, our operating plan may change as a result of factors currently unknown to us. Changing circumstances may cause us to consume capital faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

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

Investors should evaluate us in light of the uncertainties and complexities affecting a pre-commercial biopharmaceutical company. We have not completed clinical development for any of our product candidates. Our lead Tarmogen product candidate is GS-4774, which has been exclusively licensed to Gilead Sciences, Inc., or Gilead, and which is in Phase 2 clinical testing.  The GI-6300 program, including GI-6301, our oncology product targeting cancers expressing the brachyury protein, have been exclusively licensed to Celgene.  In April 2015, the NCI opened for enrollment a Phase 2 clinical trial designed to investigate the safety and efficacy of GI-6301 in combination with radiation therapy in patients with chordoma.

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

In addition, we rely on academic institutions, physician practices and CROs to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. For example several of our other trials are being conducted by the NCI, including GI-6207-02 for MTC, the GI-6301-01 Phase 1 trial and the GI-6301 Phase 2 trial in chordoma. We have less control over the timing and other aspects of these clinical trials than if we conducted the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol or applicable regulations. We also may rely on CROs to perform our data management and analysis. They may not provide these services as required or in a timely or compliant manner, and we may be held legally responsible for any or all of their performance failures or inadequacies.

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

We have experienced difficulties enrolling patients in our smaller clinical trials due to lack of referrals and may experience similar difficulties in the future. For example, the GI-4000-05 trial conducted at the Lombardi Cancer Center at Georgetown University commenced enrollment in August 2010. Eleven subjects were enrolled as of March 31, 2015. This enrollment rate was slower than we had anticipated and enrollment has been discontinued.

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

Early clinical studies of our GI-6207 and GI-6301 product candidates are being conducted in collaboration with and under the direction of the NCI. These include a Phase 1 trial of GI-6301 in patients with metastatic cancer and chordoma, a Phase 2 trial of GI-6301 in patients with chordoma, and a Phase 2 clinical trial of GI-6207 in patients with medullary thyroid cancer, or MTC. We expect to continue to supply drugs for these trials and otherwise support similar trials in the future. In addition, there is an investigator-initiated clinical trial ongoing with our GI-4000 product candidate, a Phase 2a clinical study in colorectal cancer at the Lombardi Cancer Center at Georgetown University. We do not control the design protocols, administration or conduct of these trials and, as a result, we are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues, inappropriate trial design or trial protocols and difficulties or differences in interpreting data. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials or the trials not being conducted according to protocols may ultimately lead to the denial of regulatory approval of our product candidates, which would adversely affect our business and lead to a decline in the trading price of our securities.

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

In addition, competitors may manufacture and sell our potential products in those foreign countries where we have not filed for patent protection or where patent protection may be unavailable, not obtainable or ultimately not enforceable. In addition, even where patent protection is obtained, third-party competitors may challenge our patent claims in the various patent offices, for example via opposition in the European Patent Office or reexamination, inter partes review, post-grant review or interference proceedings in the United States Patent and Trademark Office, or USPTO. The ability of such competitors to sell such products in the United States or in foreign countries where we have obtained patents is usually governed by the patent laws of the countries in which the product is sold.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. Many of the substantive changes to patent law associated with the Leahy-Smith Act have only become effective within the last three years. Accordingly, it is yet not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business, our current and pending patent portfolio and future intellectual property strategy. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

As of March 31, 2015, we had available total federal and state net operating loss carryforwards of approximately $118.5 million, which expire in the years 2022 through 2034, and federal research credit carryforwards of $7.0 million, which expire in the years 2022 through 2034. Based on an analysis from our inception through December 31, 2013, we have experienced Section 382 ownership changes in June 2003 and August 2007. These two ownership changes limit our ability to utilize our federal net operating loss carryforwards (and certain other tax attributes) in future years.  We have not completed our analysis of any potential Section 382 ownership changes for the year ended December 31, 2014, but we anticipate that such an ownership change may have occurred in July 2014 upon the closing of our initial public offering which we believe will limit our ability to utilize our federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the initial public offering.

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

As of March 31, 2015, $9.7 million of the net proceeds from the IPO were held in cash and cash equivalents. We intend to invest these funds in the future in short-term, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government in accordance with our investment policy. Through March 31, 2015, we have used $5.0 million of our IPO proceeds for working capital or general corporate expenses. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b), other than our plan to advance an additional infectious disease product into clinical trials and through a Phase 1 study is now dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions.

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
Date: May 14, 2015

By:	/s/ C. Jeffrey Dekker
C. Jeffrey Dekker
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)
Date: May 14, 2015

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof

31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a) ‡

31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a) ‡

32.1	Section 1350 Certification ‡

101.INS	XBRL Instance Document ‡

101.SCH	XBRL Taxonomy Extension Schema Document ‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ‡

‡	Furnished herewith.
(1)	Incorporated by reference to exhibits to our periodic filing on Form 8-K (File No. 001-35642) as filed with the SEC on July 9, 2014.
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on March 17, 2014, as amended (File No. 333-194606).