Form 10-Q
period 2015-06-30
GLOBEIMMUNE INC
filed 2015-08-14
CIK 1245104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 6, 2015, the registrant had 5,751,574 shares of common stock, $0.001 par value per share, outstanding.

GLOBEIMMUNE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

GLOBEIMMUNE, INC.

Condensed Balance Sheets

(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	12,365,287	$16,812,459
Other current assets	727,174	999,892
Total current assets	13,092,461	17,812,351
Property and equipment, net	342,667	455,768
Other assets	100,000	100,000
Total assets	13,535,128	$18,368,119

Liabilities, Redeemable, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	703,929	$572,586
Accrued liabilities	691,846	1,259,332
Deferred revenue	3,340,571	3,340,571
Total current liabilities	4,736,346	5,172,489
Other long-term liabilities	162,224	148,641
Deferred revenue	5,801,217	7,443,498
Total liabilities	10,699,787	12,764,628

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 5,751,574 shares	5,752	5,752
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and outstanding 0 shares	—	—
Additional paid-in capital	228,399,804	228,302,479
Accumulated deficit	(225,570,215)	(222,704,740)
Total stockholders' equity	2,835,341	5,603,491
Total liabilities, redeemable, convertible preferred stock and stockholders' equity	13,535,128	$18,368,119

See accompanying Notes to Condensed Financial Statements

GLOBEIMMUNE, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue
Collaboration license and services	$1,170,707	1,153,018	2,197,606	2,436,539
Manufacturing services	106,340	578,000	267,266	712,825
Total revenue	1,277,047	1,731,018	2,464,872	3,149,364
Operating expenses:
Research and development expenses:
Costs of collaboration license and services	646,190	925,141	1,568,079	1,757,995
Costs of manufacturing services	106,340	578,000	267,266	712,825
Research and development for proprietary programs	580,173	637,066	973,234	1,208,166
Total research and development	1,332,703	2,140,207	2,808,579	3,678,986
General and administrative	1,181,072	855,693	2,374,519	1,870,325
Depreciation and amortization	68,219	71,415	147,249	141,281
Total operating expenses	2,581,994	3,067,315	5,330,347	5,690,592
Loss from operations	(1,304,947)	(1,336,297)	(2,865,475)	(2,541,228)
Change in value of warrants and put and call options, income (expense)	—	(2,150,491)	—	(1,903,446)
Interest expense	—	(2,227,167)	—	(3,713,853)
Net loss	(1,304,947)	(5,713,955)	(2,865,475)	(8,158,527)
Preferred stock dividends and accretion of offering costs to redemption value	-	(3,437,556)	-	(6,875,108)
Net loss applicable to common stockholders	$(1,304,947)	(9,151,511)	(2,865,475)	(15,033,635)

Weighted average shares outstanding-basic and diluted	5,751,574	98,067	5,751,574	95,622
Net loss per share attributable to common stockholders- basic and diluted	$(0.23)	(93.32)	(0.50)	(157.22)

See accompanying Notes to Condensed Financial Statements

GLOBEIMMUNE, INC.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,865,475)	(8,158,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,249	141,281
Share-based compensation	85,512	46,506
Stock-based payments for services	11,813	(20,000)
Noncash interest expense from amortization of debt discount and amortization of debt issuance costs	—	3,388,319
Noncash interest expense on convertible notes	—	313,299
Noncash expense (income) from change in valuation of warrants and put and call options	—	1,903,446
Gain on sale of property and equipment	—	(91,285)
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	272,718	(1,137,080)
Increase (decrease) in accounts payable	131,343	(429,702)
Increase (decrease) in accrued liabilities	(567,486)	133,931
Decrease in deferred revenue	(1,642,281)	(1,987,525)
Increase in other long-term liabilities	13,583	6,643
Net cash used in operating activities	(4,413,024)	(5,890,694)
Cash flows from investing activities:
Purchase of property and equipment	(34,148)	(173,182)
Sale of property and equipment	—	127,354
Net cash used in investing activities	(34,148)	(45,828)
Cash flows from financing activities:
Proceeds from issuance of common stock from stock option exercises	—	25,513
Proceeds from issuance of convertible promissory notes	—	7,500,000
Convertible promissory notes issuance costs	—	(1,051,487)
Net cash provided by financing activities	—	6,474,026
Net (decrease) increase in cash and cash equivalents	(4,447,172)	537,504
Cash and cash equivalents, beginning of period	16,812,459	5,924,241
Cash and cash equivalents, end of period	$12,365,287	6,461,745

Supplemental disclosures of noncash investing and financing activities:
Accretion of preferred stock (dividends)	$ —	6,611,629
Accretion of preferred stock (offering costs)	—	263,479
Non-cash conversion of convertible promissory notes to common stock	—	6,121,533
Non-cash conversion of preferred stock to common stock	—	876,778

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

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of June 30, 2015, we had an accumulated deficit of $225,570,215. We had net losses of $1,304,947 and $2,865,475 for the three and six months ended June 30, 2015, respectively, and net cash used in operating activities of $4,413,024 for the six months ended June 30, 2015. We anticipate that operating losses and net cash used in operating activities will continue over the next several years.

We have historically financed our operations primarily through the sale of equity securities, payments pursuant to collaboration agreements, government grants and equipment financing. We will continue to be dependent upon such sources of funds until we are able to generate positive cash flows from our operations. We believe that our existing cash and cash equivalents as of June 30, 2015 will be sufficient to fund restructured operations through 2016.

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in its workforce and reduced our operating expenses.  As of August 4, 2015, we have six full time employees, including four scientists, one facility manager and one general and administrative employee.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and hepatitis B or the preclinical work we are conducting in our tuberculosis program.  We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets.

On July 31, 2015, Celgene exercised its option to an exclusive worldwide-license, with the right to sublicense, to our GI-6200 program, including product candidate GI-6207. The GI-6200 license agreement provided for an upfront option exercise payment of $1,900,000 to us and our eligibility for milestone payments of up to $120,000,000, in the aggregate, and tiered royalty payments in the low teens for any sales of GI-6200 product candidates. Celgene also assumed all development responsibilities of the Company’s GI-6300 program and all development, regulatory and commercialization costs and responsibilities related to GI-6200 product candidates, other than our obligation to make outstanding payments in 2016 owed under the Cooperative Research and Development Agreement (NCI reference #02264) dated May 8, 2008 with  the National Cancer Institute, or CRADA.  See the Subsequent Event footnote (7).

We will be required to fund future operations through the sale of our equity securities, issuance of convertible debt, potential milestone payments, if achieved, and possible future collaboration. There can be no assurance that sufficient funds will be available to us when needed from equity or convertible debt financings, that milestone payments will be earned or that future collaboration partnerships will be entered into. If we are unable to obtain additional funding from these or other sources when needed, or to the

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

extent needed, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us or our stockholders than we would otherwise choose. These events could prevent us from successfully executing on our restructured operating plan and could raise substantial doubt about our ability to continue as a going concern in future periods.

(3)	Summary of Significant Accounting Policies
(a)	Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires our management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the accompanying financial statements relate to the estimated useful lives of property and equipment; the terms of performance under collaboration agreements; the estimated fair values of warrants for redeemable, convertible preferred stock; and the estimated fair values of share-based awards.

(b)	Unaudited Interim Financial Data

The accompanying condensed balance sheet as of June 30, 2015, condensed statements of operations for the three and six months ended June 30, 2015 and 2014 and condensed statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly our financial position as of June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015. The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2015 and 2014 are unaudited. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period.  These unaudited financial statements are condensed and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

(c)	Reverse Stock Split

On April 25, 2014, we affected a 1-for-4.3 reverse stock split of our common stock after approval by our stockholders. In connection with the reverse stock split, we filed a Certificate of Amendment of our Restated Certificate of Incorporation with the Secretary of State of Delaware on April 25, 2014 effecting the reverse stock split. This reverse stock split has been reflected retroactively for all periods presented in the financial statements.

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

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

Accrued liabilities consisted of the following as of:

	June 30, 2015	December 31, 2014
Accrued compensation	$326,635	578,091
Accrued clinical trial holdbacks	16,526	32,385
Other	348,685	648,856
Total Accrued Liabilities	$691,846	1,259,332

As of June 30, 2015 and December 31, 2014, accrued liabilities included $16,526 and $32,385 respectively, of holdbacks representing five percent of payments due to entities conducting clinical trials for patient-related fees. The holdbacks will be paid upon completion of the studies and when all data has been received and validated by us.

(e)	Net Loss per Share

Basic net loss per share is computed by dividing net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is anti-dilutive.  Potentially dilutive securities, included convertible preferred stock, warrants, stock options and convertible promissory notes, representing 1,216,378, 1,216,515, 5,030,695 and 4,745,188 weighted average shares of common stock were excluded for the three and six months ended June 30, 2015 and 2014, respectively, because including them would have an anti-dilutive effect on net loss per share.

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

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

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

Our financial instruments, including money market investments, are measured at fair value on a recurring basis. The carrying amount of money market investments as of June 30, 2015 and December 31, 2014 approximates fair value based on quoted prices in active markets, or Level 1 inputs. There were no transfers between levels for the six months ended June 30, 2015 and the year ended December 31, 2014.

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2015 and December 31, 2014:

Description	June 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Quoted prices for similar assets observable in the marketplace (Level 2)	Significant unobservable inputs (Level 3)	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Quoted prices for similar assets observable in the marketplace (Level 2)	Significant unobservable inputs (Level 3)
Assets measured at fair value:
Money market investments (included in cash and cash equivalents)	19,923	19,923	—	—	20,173	20,173	—	—

(4)	Convertible Notes

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

We recorded the proceeds from the Note based on the fair value of the warrants ($106,087), put option embedded in the Note ($101,222) and the Note and, as such, recorded a debt discount of $207,309 for the allocated value of the warrants and put option. This debt discount was being amortized to interest expense over the term of the Note. Amortization of $17,213 and $34,236 was recorded in the three and six months ended June 30, 2014.

On July 8, 2014 we completed our initial public offering and the Note converted into 51,556 shares of common stock at $8.00 per share. The carrying amount of the debt for accounting purposes was $352,986, which included accrued interest of $20,718, through the conversion date. We recorded a loss upon the extinguishment of $162,574, equal to the difference between the carrying value and the fair value of the common stock which extinguished the Note. Upon the conversion of the Note, pursuant to the Note’s terms, we issued to the holder of the Note a warrant exercisable for 12,373 shares of our common stock at an exercise price of $10.00 per share.

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

We recorded the proceeds from the 2014 Notes based on the fair value of the warrants ($4,454,397), the net of the put and call option embedded in the 2014 Notes ($1,667,136) and the 2014 Notes. As such, we recorded a debt discount of $6,121,533 from the allocated value of the warrants and the put and call options. This debt discount was being amortized to interest expense over the term of the 2014 Notes. Amortization of $1,530,383 and $2,559,639 was recorded in the three and six month periods ended June 30, 2014.

We incurred $1,928,265 of debt issuance costs related to the 2014 Notes. Included in the debt issuance costs were warrants issued to the placement agent that had an estimated value of $876,778 at issuance. These costs were included in debt issuance costs and were being amortized to interest expense over the term of the 2014 Notes. Amortization of $482,066 and $803,444 was recorded in the three and six month periods ended June 30, 2014.

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

(5)	Deferred Revenue

Deferred revenue consisted of the following as of:

	June 30, 2015	December 31, 2014

Celgene	9,111,585	$10,751,120

Gilead	30,203	32,949

Total deferred revenue	9,141,788	10,784,069

Less: current portion	(3,340,571)	(3,340,571)

Deferred revenue, long-term	5,801,217	$7,443,498

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

(a)	Celgene Agreements

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

The Collaboration and Option agreement, as amended including the amendment relating to the GI-6300 program, contain the following provisions:

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

Upon execution of the May 2009 agreement, we estimated that our obligations to perform research and development under the agreement would continue through September 30, 2016 and, accordingly, were recognizing as revenue the upfront fees received of $31,300,000 from the date of receipt through September 30, 2016. We review the term of performance on a quarterly basis and adjust the revenue recognition period if there are any changes. As of December 31, 2014 and June 30, 2015, the unamortized balance is expected to be amortized on a straight line basis through March 31, 2018.

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

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

We recognized $819,767, $819,767, $1,639,535 and $1,778,510 in license and service revenue during the three and six months ended June 30, 2015 and 2014, respectively. Costs incurred under these agreements, included in costs of collaboration licenses and services in our statement of operations, for the three and six months ended June 30, 2015 and 2014 were $633,871, $742,902, $1,330,211 and $1,356,857, respectively.

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

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

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

We recognized $1,373, $1,373, $2,746 and $218,646 in license and services revenue under the Gilead arrangement during the three and six months ended June 30, 2015 and 2014, respectively.  In addition, we recognized revenue of $106,340, $578,000, $267,266 and $712,825 during the three and six months ended June 30, 2015 and 2014, respectively, related to manufacturing supply for Phase 2 trials for which Gilead is responsible for performing. Collaboration license and service costs incurred under these agreements, included in costs of collaboration licenses and services in our statement of operations, for the three and six months ended June 30, 2015 and 2014 were $3,855, $182,239, $229,404 and $401,138, respectively. Manufacturing services costs incurred under agreements with Gilead are included in costs of manufacturing services in our statement of operations, for the three and six months ended June 30, 2015 and 2014 were $106,340, $578,000, $267,266 and $712,825, respectively.

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

On July 31, 2015, we and Celgene entered into (a) Amendment No. 5, or the Celgene Amendment, to the Collaboration and Option Agreement between us and Celgene; (b) a Notice of Exercise of Celgene’s Election to Assume Development Responsibilities for GI-6300 pursuant to the Program License Agreement, dated July 26, 2013, or the Notice Letter,; and (c) a GI-6200 Program License Agreement, or the GI-6200 License Agreement.

The Celgene Amendment provides, among other matters, that our GI-6100 program replaced our GI-3000 program as a drug candidate under the Collaboration and Option Agreement and that we are eligible for milestone payments of up to $145,000,000, in the aggregate, and tiered royalty payments in the low teens for sales of GI-6100 product candidates.

The Notice Letter provides for (i) notice of Celgene’s election to assume all development responsibilities of our GI-6300 program in accordance with the terms of the Program License Agreement, dated July 26, 2013, or the Program License Agreement; and (ii) amends and updates the patents which are subject to the terms of the Program License Agreement.

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

The GI-6200 License Agreement provides Celgene an exclusive worldwide-license, with the right to sublicense, to our GI-6200 program, including product candidate GI-6207. The GI-6200 License agreement provides for, among other matters, (i) an upfront option exercise payment of $1,900,000 to us; (ii) our eligibility for milestone payments of up to $120,000,000, in the aggregate, and tiered royalty payments in the low teens for any sales of GI-6200 product candidates; and (iii) Celgene’s assumption of all subsequent development, regulatory and commercialization costs and responsibilities related to GI-6200 product candidates, other than our obligation to make outstanding payments in 2016 owed under the CRADA.

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

Overview

We are a biopharmaceutical company focused on developing products for the treatment of cancer and infectious diseases based on our proprietary Tarmogen® platform. We have four Tarmogen product candidates in clinical evaluation for infectious disease and multiple cancer indications.  We believe that our Tarmogen platform has applicability to a number of diseases.

We have two strategic collaborations with leading biotechnology companies. In 2011, Gilead Sciences, Inc., or Gilead, exclusively licensed product candidates intended to treat chronic hepatitis B virus, or HBV, infection.  A product candidate from the Gilead collaboration, GS-4774 is currently being evaluated in randomized Phase 2 clinical trials. Celgene Corporation, or Celgene, entered into a collaboration and option agreement for GlobeImmune oncology product candidates in 2009. Under this agreement, in 2013, Celgene exercised its option for a worldwide, exclusive license to the GI-6300 program, including the GI-6301 product candidate, which targets the brachyury protein. Brachyury plays a role in the metastatic progression of certain cancers and is believed to be fundamental in the formation of chordomas, rare bone tumors of the spine.  GI-6301 is currently being evaluated in a randomized Phase 2 trial at the National Cancer Institute, or NCI, in subjects diagnosed with chordoma.  In July 2015, Celgene exercised its option for a worldwide, exclusive license to the GI-6200 program, including the GI-6207 product candidate, which targets carcinoembryonic antigen, or CEA. GI-6207 is the second Tarmogen product candidate licensed by Celgene under the collaboration.  Under the terms of the agreement, GlobeImmune will receive an option exercise payment of $1.9 million, and is eligible for up to $120 million in potential future development, regulatory and sales milestones, and royalties on product sales.  GI-6207 is currently being evaluated in a Phase 2 clinical trial at the NCI in subjects with medullary thyroid cancer or MTC. Through June 30, 2015, we have received over $64 million from these collaborations.

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses. As of August 4, 2015, we have six full time employees, including four scientists, one facility manager and one general and administrative employee.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and hepatitis B or the preclinical work we are conducting in our tuberculosis program.  We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets.

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of June 30, 2015, we had an accumulated deficit of $225.6 million. We had a net loss of $1.3 and $2.9 million for the three and six months ended June 30, 2015. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that operating losses will continue over the next several years.  Our plans to advance our own product candidates are dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. We have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity and convertible debt securities, upfront and milestone payments pursuant to our collaboration agreements, government grants and capital lease and equipment financing. The size of our future net losses will depend, in part, on the magnitude and timing of changes in our expenses, as well as the level and rate of growth, if any, of our revenues. Our ability to achieve profitability is dependent on our ability, alone or with others, to complete the development of our product candidates successfully, obtain required regulatory approvals, manufacture and market our potential products successfully or have such products manufactured and marketed by others, and gain market acceptance for such products. There can be no assurance as to whether or when we will achieve profitability.

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

Subsequent to the Phase 1 trial, Gilead has initiated two clinical trials of GS-4774:

•

a Phase 2 clinical trial initiated in 2013, GS-US-330-0101, or the 0101 trial, investigating GS-4774 in combination with ongoing oral antiviral treatment in patients with chronic HBV infection. The 0101 trial is a multicenter, multinational trial that enrolled 178 patients in a randomized, open-label design comparing three different doses of GS-4774 (2YU, 10YU or 40YU), administered in combination with oral antiviral therapy versus antiviral treatment alone. The primary endpoint for this trial is decline in serum HBV surface antigen, or HBsAg.  In May 2015, we announced top line results from this study.  Patients treated with the highest dose of GS-4774 plus ongoing oral antiviral therapy, or OAV did not show a reduction in HBsAg at week 24, the primary endpoint of the study, but at 48 weeks had a mean -0.17 log10 reduction of HBsAg compared with a -0.04 log10 reduction in the OAV alone group

(p=not significant). Three patients receiving the highest dose of GS-4774 had HBsAg reductions between -0.94 and -3.89 log10 at 48 weeks. There was no difference in HBsAg reductions between the two lowest dose groups versus the control arm at 48 weeks.  These study results have been submitted to an upcoming scientific conference.

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

We have additional preclinical infectious disease programs in various stages of development. In 2013, we received a $4 million Research Project Grant from the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH, to support the development of Tarmogen immunotherapy product candidates intended to treat and or prevent tuberculosis infection. The work under this grant is being performed and reimbursed over four years.  We have constructed initial Tarmogen product candidates expressing a combination of novel tuberculosis protein targets. Early experiments in mice show antigen-specific T cell immune responses.  These constructs are being evaluated with our collaborators at Colorado State University in various mouse and guinea pig models of tuberculosis infection.

Oncology Programs

In 2009, we entered into a worldwide strategic collaboration and option agreement with Celgene focused on the discovery, development and commercialization of certain product candidates intended to treat cancer. Under the terms of this agreement we have received $31.3 million. Celgene also made a $10 million equity investment in us. Under this agreement, the GI-6300 program, including GI-6301, and the GI-6200 program, including GI-6207, were exclusively licensed by Celgene.  We have received $10.9 million in payments under these licenses and are eligible to receive up to $265 million in milestone payments as well as royalties on product sales from Celgene. For product candidates subject to option by Celgene, we are responsible for initial development under the agreement, and Celgene has the option to license each of them at specific points in the development plan. Upon the achievement of certain development, regulatory and commercial milestones, we would be eligible to receive milestone payments and tiered royalties based on net sales of each licensed product.

Pursuant to the collaboration and option agreement, in 2013 Celgene exercised its option to obtain an exclusive license to our GI-6300 program, including GI-6301, upon payment of a $9 million option exercise milestone. We are eligible to receive a total of $85 million in additional development and regulatory milestone payments for GI-6301. Additionally, if GI-6301 is commercialized, we may receive up to $60 million in sales milestone payments and tiered royalty rates on net sales ranging from single digits to low double digits. GI-6301 targets cancers expressing the brachyury protein, which is believed to play a role in the metastatic progression of certain cancers and in the initiation of chordomas. GI-6301 is currently being evaluated in a randomized Phase 2 trial at the NCI in subjects diagnosed with chordoma.

Chordoma is a rare cancer of the skull base and spine that is aggressive, locally invasive and has a poor prognosis. Chordomas are generally slow growing and frequently recur after treatment. Because of their proximity to critical structures such as the spinal cord, brainstem, nerves and arteries, they are difficult to treat and require highly specialized care.  In the United States, there are approximately 300 new cases annually. We estimate the incidence in the European Union is similar to the U.S., resulting in approximately 400 new EU cases annually. With an average overall survival of approximately seven to nine years, we estimate the prevalence of chordoma is approximately 2,400 in the US and 3,600 in the EU. There are no systemic therapies approved to treat chordoma.

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

•	Data for the eleven chordoma patients in the GI-6301-01 Phase 1 trial presented in October 2014 at the Connective Tissue Oncology Society (CTOS) Annual Meeting in Berlin, Germany included:
o	One patient had a partial response (9%) by RECIST that has continued past one year
o	Eight patients (73%) had stable disease by RECIST. 75% of these (6/8) had progressive disease at study entry which stabilized during administration of GI-6301.
o	82% (nine of 11 chordoma patients) showed PR or SD.
o	GI-6301 was generally well tolerated; the most common adverse events in this trial were mild/moderate injection site reactions.

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

In July 2015, Celgene exercised its option to an exclusive worldwide-license, with the right to sublicense, to our GI-6200 program, including product candidate GI-6207. The GI-6200 license agreement provided for an upfront option exercise payment of $1,900,000 to us and our eligibility for milestone payments of up to $120,000,000, in the aggregate, and tiered royalty payments in the low teens for any sales of GI-6200 product candidates. Celgene also assumed all development responsibilities of the Company’s GI-6300 program and all development, regulatory and commercialization costs and responsibilities related to GI-6200 product candidates, other than our obligation to make outstanding payments in 2016 owed under the Cooperative Research and Development Agreement (NCI reference #02264) dated May 8, 2008  with  the National Cancer Institute, or CRADA.

The NCI has completed a dose escalation Phase 1 clinical trial of GI-6207 in 25 subjects with Stage IV cancers expressing CEA, and has initiated a randomized Phase 2 trial in subjects with MTC.   The GI-6207-02 Phase 2 study is planned to enroll a total of 34 subjects in a cross-over trial design. Subjects will be administered either GI-6207 for one year or be observed for six months and then administered GI-6207 for one year. The primary endpoint for the trial will be the effect of GI-6207 on changes in calcitonin levels. Calcitonin is a tumor marker that can be measured in a patient’s circulating blood that correlates with tumor burden in MTC. Elevated calcitonin values after surgery indicate persistent or recurrent disease. Based on current enrollment rates, we believe that this trial could be fully enrolled in the fourth quarter 2015 or the first quarter 2016, with results available in the second half of 2016. Development and commercialization rights to the GI-6200 program, including GI-6207, remain subject to option by Celgene. Celgene has the option to exclusively license GI-6207 after the data from the Phase 2 trial in MTC are available.

We have a third, wholly-owned, clinical stage oncology program, GI-4000, that targets tumors with mutations in a protein called Ras. In March 2013, Celgene declined to exercise its option to GI-4000 and returned all rights and development responsibility to us.  Further clinical development of GI-4000 is contingent on identifying additional sources of financing. We have Phase 2 survival data in pancreas and non-small cell lung cancer, or NSCLC, for GI-4000. We conducted a multicenter, placebo controlled Phase 2b pancreas cancer study. While we did not see an improvement in survival in the overall study population, we did see a non-statistically significant three month improvement in survival in a pre-specified subgroup. We also performed a retrospective analysis of 90 pre-administration blood samples using an analytic technique called proteomics. The goal of the analysis was to identify a pre-administration companion diagnostic test that could predict which subjects are likely to respond to GI-4000 to assist in subject selection for future clinical trials. BDX-001, the resulting potential proteomic companion diagnostic test, appeared to predict whether a subject administered GI-4000 and the chemotherapy drug gemcitabine in this trial would have improved recurrence free and overall survival compared to gemcitabine alone. We believe BDX-001 differentiates between subject blood samples using the relationship of 100 different proteins and protein fragments. Overall, 21 of the 44 (48%) studied subjects administered GI-4000 and gemcitabine were classified as BDX-001 positive. In BDX-001 positive subjects administered GI-4000 and gemcitabine, there was an 11.7 month improvement in median recurrence free survival, or RFS, and a 16.6 month improvement in median overall survival, or OS, compared with BDX-001 positive subjects administered placebo and gemcitabine. There was no difference in RFS or OS in the gemcitabine-alone arm based on BDX-001 selection. The proportion of BDX-001 positive patients may vary in any future studies. This study was not powered for, and these results did not reach, statistical significance. If BDX-001 is prospectively validated in a second pancreas cancer trial, this companion diagnostic could be used to select the patients appropriate for GI-4000 therapy. The BDX-001 test is controlled by Biodesix, Inc.

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

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses. As of August 4, 2015, we have six full time employees, including four scientists, one facility manager and one general and administrative employee.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and hepatitis B or the preclinical work we are conducting in our tuberculosis program.  We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets.

On July 31, 2015, Celgene exercised its option to an exclusive worldwide-license, with the right to sublicense, to our GI-6200 program, including product candidate GI-6207. The GI-6200 license agreement provided for an upfront option exercise payment of $1,900,000 to us and our eligibility for milestone payments of up to $120,000,000, in the aggregate, and tiered royalty payments in the low teens for any sales of GI-6200 product candidates. Celgene also assumed all development responsibilities of the Company’s GI-6300 program and all development, regulatory and commercialization costs and responsibilities related to GI-6200 product candidates, other than tour obligation to make outstanding payments in 2016 owed under the CRADA.

General and Administrative Expense

General and administrative expense primarily consists of salaries, severance and other related costs, including stock-based compensation expense, for employees and consultants in our executive, finance, accounting, legal, information technology and human resource departments. Other general and administrative expenses include facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense, insurance and accounting services.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table sets forth our results for the periods shown.

	Three months ended June 30,			%
	2015	2014	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Revenue
Collaboration license and services	$1,171	1,153	18	2%
Manufacturing services	106	578	(472)	(82%)
Total revenue	1,277	1,731	(454)	(26%)
Operating expenses:
Research and development expenses:
Costs of collaboration license and services	646	925	(279)	(30%)
Costs of manufacturing services	106	578	(472)	(82%)
Research and development for proprietary programs	580	637	(57)	(9%)
Total research and development	1,332	2,140	(808)	(38%)
General and administrative	1,181	856	325	38%
Depreciation and amortization	68	71	(3)	(4%)
Total operating expenses	2,581	3,067	(486)	(16%)
Income (loss) from operations	(1,304)	(1,336)	32	(2%)
Change in value of warrants, income (expense)	—	(2,151)	2,151	(100%)
Interest expense	—	(2,227)	2,227	100%
Income (loss) before taxes	$(1,304)	(5,714)	4,410	(77%)

Collaboration license and services revenues. Collaboration license and services revenues for the three months ended June 30, 2015 were $1.2 million compared to $1.2 million for the three months ended June 30, 2014.

Manufacturing services revenues. Manufacturing services revenues for the three months ended June 30, 2015 were $0.1 million compared to $0.6 million for the three months ended June 30, 2014, a decrease of $0.5 million.  The decrease was due to a decrease in the revenue relating to manufacturing services for Gilead for the Phase 2 HBV trial.

Costs of Collaboration License and Services. Costs of collaboration license and services expense for the three months ended June 30, 2015 was $0.6 million compared to $0.9 million for the three months ended June 30, 2014, a decrease of $0.3 million. The decrease was primarily due to a decrease in the expenses related to Phase 1 HBV clinical trial expenses.

Costs of Manufacturing Services. Costs of manufacturing services for the three months ended June 30, 2015 were $0.1 million compared to $0.6 million for the three months ended June 30, 2014, a decrease of $0.5 million.  The decrease was due to a decrease in the expenses relating to manufacturing services for Gilead for the Phase 2 HBV trial.

Research and Development for Proprietary Programs Expense. Research and development for proprietary programs expense for the three months ended June 30, 2015 was $0.6 million compared to $0.6 million for the three months ended June 30, 2014.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2015 was $1.2 million compared to $0.9 million for the three months ended June 30, 2014, an increase of $0.3 million. The increase was related to the increased expense associated with being a public company, including, but not limited to, the costs associated with D&O insurance, board fees, and recurring SEC filing fees.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2015 was $0.1 million compared to $0.1 million for the three months ended June 30, 2014.

Change in Value of Warrants and Put and Call Options. Change in value of warrants and put and call options for the three months ended June 30, 2015 was $0 compared to $2.2 million for the three months ended June 30, 2014.  In the three months ended June 30, 2015, we recorded $0 as the warrants were converted to common stock warrants and the put and call options were extinguished when the convertible notes converted into common stock upon the completion of the initial public offering.  In the three months ended June 30, 2014, we recorded $2.2 million of expense related to the increase in the estimated fair value of the outstanding warrants.

Interest Expense. Interest expense for the three months ended June 30, 2015 was $0 million compared to $2.2 million for the three months ended June 30, 2014. Interest expense in the three months ended June 30, 2015 was $0 as the convertible notes were converted to common stock upon the completion of the initial public offering.  In the three months ended June 30, 2014, we recorded $2.2 million of interest expense due to the $7.5 million of the convertible notes and the related amortization of debt discount and debt issuance costs.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table sets forth our results for the periods shown.

	Six months ended June 30,			%
	2015	2014	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Revenue
Collaboration license and services	$2,198	2,437	(239)	(10%)
Manufacturing services	267	713	(446)	(63%)
Total revenue	2,465	3,150	(685)	(22%)
Operating expenses:
Research and development expenses:
Costs of collaboration license and services	1,568	1,758	(190)	(11%)
Costs of manufacturing services	267	713	(446)	(63%)
Research and development for proprietary programs	973	1,208	(235)	(19%)
Total research and development	2,808	3,679	(871)	(24%)
General and administrative	2,375	1,870	505	27%
Depreciation and amortization	147	141	6	4%
Total operating expenses	5,330	5,690	(360)	(6%)
Loss from operations	(2,865)	(2,540)	(325)	13%
Change in value of warrants, income (expense)	—	(1,904)	1,904	(100%)
Interest expense	—	(3,714)	3,714	100%
Loss before taxes	(2,865)	$(8,158)	5,293	(65%)

Collaboration license and services revenues. Collaboration license and services revenues for the six months ended June 30, 2015 were $2.2 million compared to $2.4 million for the six months ended June 30, 2014, a decrease of $0.2 million.

Manufacturing services revenues. Manufacturing services revenues for the six months ended June 30, 2015 were $0.3 million compared to $0.7 million for the six months ended June 30, 2014, a decrease of $0.4 million.  The decrease was due to a decrease in the revenue relating to manufacturing services for Gilead for the Phase 2 HBV trial.

Costs of Collaboration License and Services. Costs of collaboration license and services expense for the six months ended June 30, 2015 was $1.6 million compared to $1.8 million for the six months ended June 30, 2014, a decrease of $0.2 million. The decrease was primarily due to a decrease in the expenses related to Phase 1 HBV clinical trial expenses.

Costs of Manufacturing Services. Costs of manufacturing services for the six months ended June 30, 2015 were $0.3 million compared to $0.7 million for the six months ended June 30, 2014, a decrease of $0.4 million.  The decrease was due to a decrease in the expenses relating to manufacturing services for Gilead for the Phase 2 HBV trial.

Research and Development for Proprietary Programs Expense. Research and development for proprietary programs expense for the six months ended June 30, 2015 was $1.0 million compared to $1.2 million for the six months ended June 30, 2014, a decrease of $0.2 million. The decrease was primarily due to a reduction in employees and expenses related to the GI-4000 program.

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2015 was $2.4 million compared to $1.9 million for the six months ended June 30, 2014, an increase of $0.5 million. The increase was related to the increased expense associated with being a public company, including, but not limited to, the costs associated with D&O insurance, board fees, and recurring SEC filing fees.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2015 was $0.1 million compared to $0.1 million for the six months ended June 30, 2014.

Change in Value of Warrants and Put and Call Options. Change in value of warrants and put and call options for the six months ended June 30, 2015 was $0 compared to $1.9 million for the six months ended June 30, 2014.  In the six months ended June 30, 2015, we recorded $0 as the warrants were converted to common stock warrants and the put and call options were extinguished when the convertible notes converted into common stock upon the completion of the initial public offering.  In the six months ended June 30, 2014, we recorded $1.9 million of expense related to the increase in the estimated fair value of the outstanding warrants.

Interest Expense. Interest expense for the six months ended June 30, 2015 was $0 million compared to $3.7 million for the six months ended June 30, 2014. Interest expense in the six months ended June 30, 2015 was $0 as the convertible notes were converted to common stock upon the completion of the initial public offering.  In the six months ended June 30, 2014, we recorded $3.7 million of interest expense due to the $7.5 million of the convertible notes and the related amortization of debt discount and debt issuance costs.

Liquidity and Capital Resources

Since our inception through June 30, 2015, we have funded our operations principally through the receipt of $208.8 million, in proceeds, consisting of: $108.2 million of net proceeds from the private placement of preferred equity securities; $14.6 million from the sale of common stock in our initial public offering; $0.5 million from the sale of common stock through stock option exercises; $13.4 million of net proceeds from the private placement of convertible notes; $40.4 million received under the Celgene collaboration and license agreements; $24.6 million received under the Gilead collaboration agreement and additional supply services to Gilead; and receipt of $7.1 million from research grants. We had cash and cash equivalents of $12.4 million as of June 30, 2015. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our funds are currently held in cash and money market funds that are invested in securities issued by the U.S. Treasury. We completed an initial public offering on July 8, 2014.  In the offering we sold 1,725,000 shares of our common stock, including the shares sold pursuant to the underwriter’s over-allotment option, at $10.00 per share and raised $17.3 million in proceeds before fees and expenses.  Upon completion of the offering, all of our then outstanding preferred stock converted into 2,757,825 shares of common stock in accordance with the terms of the preferred stock. Additionally, all our, outstanding preferred stock warrants were reclassified into additional paid-in capital as all of the preferred stock warrants converted into common stock warrants, the Note and the 2014 Notes, described in Note 4, converted into 51,556 and 1,116,372 shares of common stock, respectively, and the warrant issued to the holder of the Note and the warrants issued to the holders of the 2014 Notes become exercisable for 12,373 and 750,000 shares of common stock, respectively.

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses. As of August 4, 2015, we have six full time employees, including four scientists, one facility manager and one general and administrative employee.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and hepatitis B or the preclinical work we are conducting in our tuberculosis program.  We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets.

On July 31, 2015, Celgene exercised its option to an exclusive worldwide-license, with the right to sublicense, to our GI-6200 program, including product candidate GI-6207. The GI-6200 license agreement provided for an upfront option exercise payment of $1,900,000 to us and our eligibility for milestone payments of up to $120,000,000, in the aggregate, and tiered royalty payments in the low teens for any sales of GI-6200 product candidates. Celgene also assumed all development responsibilities of the Company’s GI-6300 program and all development, regulatory and commercialization costs and responsibilities related to GI-6200 product candidates, other than tour obligation to make outstanding payments in 2016 owed under the CRADA.

Based on our current level of operations, we believe that our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements through 2016. Successful completion of our research and development programs, and ultimately, the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in commercial products and/or technology, obtaining adequate financing to complete our development activities, progress of collaboration arrangements, market acceptance and demand for our products, and attracting and retaining qualified personnel. Our plans to advance our own product candidates are dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of June 30, 2015, we have an accumulated deficit of approximately $225.6 million. We had a net loss of $1.3 million and $2.9 million for the three and six months ended June 30, 2015, and net cash used in operating activities of $4.4 million for the six months ended June 30, 2015. Our losses and net cash used in operating activities have resulted principally from costs incurred in our discovery and development activities. We anticipate that operating losses and net cash used in operating activities will continue to occur over the next several years.

We have historically financed our operations primarily through the sale of equity and convertible debt securities, payments pursuant to collaboration agreements, government grants and capital lease and equipment financing. We will continue to be dependent upon such sources of funds until we are able to generate positive cash flows from our operations.

We will be required to fund future operations through the sale of our equity securities, issuance of convertible debt, potential milestone payments if achieved and possible future collaboration partnerships. There can be no assurance that sufficient funds will be available to us when needed from equity or convertible debt financings, that milestone payments will be earned or that future collaboration partnerships will be entered into. If we are unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce our current rate of spending through additional reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us or our stockholders than we would otherwise choose. These events could prevent us from successfully executing on our restructured operating plan and could raise substantial doubt about our ability to continue as a going concern in future periods.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below.

	Six months ended June 30,
	2015	2014
Net cash used in operating activities	$(4,413)	(5,891)
Net cash provided by (used in) investing activities	(34)	(46)
Net cash provided by financing activities	-	6,474
Net (decrease) increase in cash and cash equivalents	(4,447)	537

Operating Activities

For the six months ended June 30, 2015 and 2014, our operating activities used cash of $4.4 million and $5.9 million, respectively. The cash used in operating activities of $4.4 million for the six months ended June 30, 2015 was primarily due to a net loss of $2.9 million primarily attributed research and development activities and by a decrease in deferred revenue of $1.6 million, which primarily resulted from the recognition of revenue under the Celgene collaboration agreement. The cash used in operating activities of $5.9 million for the six months ended June 30, 2014 was primarily due to a net loss of $8.2 million primarily attributed to interest expense, change in value of warrants and research and development activities and by a decrease in deferred revenue of $2.0 million, which primarily resulted from the recognition of revenue under the Celgene collaboration agreement, a decrease in accounts payable of $0.4 million offset by a noncash interest expense of $3.4 million and noncash change in warrant and put and call option expense of $1.9 million.

Investing Activities

For the six months ended June 30, 2015 and 2014, we did not engage in any significant investing activities.

Financing Activities

For the six months ended June 30, 2015, we did not engage in any significant financing activities. For the six months ended June 30, 2014, our financing activities provided net cash of $6.5 million from the issuance of the 2014 Notes.

Operating Capital Requirements

We anticipate that we will continue to generate operating losses for the next several years. We believe that our existing cash and cash equivalents and contingent, future milestone payments under our collaboration agreements will allow us to fund our restructured operations through 2016. The amounts and timing of our actual expenditures depend on numerous factors, including the ongoing status of, and results from, clinical trials and other studies, achievement of milestones under our existing collaborations completion of public or private equity or debt financings, other available financing transactions, any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

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

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses. As of August 4, 2015, we have six full time employees, including four scientists, one facility manager and one general and administrative employee.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and hepatitis B or the preclinical work we are conducting in our tuberculosis program.  We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that as a result of the material weakness described below, our disclosure controls and procedures were not effective as of June 30, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weakness described below, management has concluded that our financial statements for the periods included in this report are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

Internal Control Over Financial Reporting

Assessing our staffing and training procedures to improve our internal control over financial reporting is an ongoing process. We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. As a result, our management did not perform an evaluation of our internal control over financial reporting as of June 30, 2015. Further, our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting.

For the year ending December 31, 2015, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting. Under current SEC rules, our independent registered public accounting firm may also eventually be required to deliver an attestation report on the effectiveness of our internal control over financial reporting when we no longer qualify as an emerging growth company. During the year ended December 31, 2014, we identified a material weakness in our internal controls due to the fact that we only have one employee in our accounting and finance department. As a result, we were unable to allow for proper segregation of duties and reviews of transactions prior to being entered into our books and records. This material weakness continued during the six months ended June 30, 2015. We may qualify as an emerging growth company for as long as five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if our annual gross revenues equal or exceed $1 billion, we would cease to be an emerging growth company as of the following December 31.

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

We are not profitable and have incurred significant net losses in each year since our inception in February 1995, except for 2013, including net losses of $1.3 million and $2.9 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, we had an accumulated deficit of $225.6 million. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that our operating losses will continue over the next several years. While we reported net income in 2013, we do not anticipate that we will have net income again in the foreseeable future.

Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, upfront and milestone payments pursuant to our collaboration agreements, government grants and capital lease and equipment financing. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Our ability to achieve profitability is dependent on our ability, alone or with others, to complete the development of our products successfully, obtain the required regulatory approvals, have such products manufactured and marketed by others, and gain market acceptance for such products. There can be no assurance as to whether or when we will achieve profitability, restructure our business or enter into a strategic transaction.  We may never be able to generate a sufficient amount of product revenue to cover our expenses.  Our plans to advance our own product candidates are dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions.

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

Development of our Tarmogen product candidates will require substantial additional funds to conduct research, development and clinical trials necessary to bring such product candidates to market and to establish manufacturing, marketing and distribution capabilities. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of the preclinical and non-clinical studies, clinical trials and other research and development activities undertaken by our collaborators;
•	the cost, timing and outcomes of regulatory proceedings, including U.S. Food and Drug Administration, or FDA, review of any BLA that we or our collaborators submit;
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

We anticipate that we will continue to generate significant losses for the next several years as we incur expenses to complete our clinical trial programs for our product candidates. We believe that based on our current operations, together with our existing cash and cash equivalents will allow us to fund our restructured operating plan through 2016. Our plans to advance our own product candidates are dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions.  However, our operating plan may change as a result of factors currently unknown to us. Changing circumstances may cause us to consume capital faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

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

If adequate funds are not available, we may be required to further delay, reduce the scope of or eliminate one or more of our research or development programs.  For instance, we have determined that any further development of our GI-4000 oncology program is contingent on identifying additional sources of financing. Our failure to obtain adequate financing when needed and on acceptable terms would have a material adverse effect on our business, financial condition and results of operations.

There is no guarantee that even if we do engage in a strategic transaction that such strategic transaction will increase stockholder value.

We have engaged Cantor Fitzgerald & Co. to facilitate possible strategic transactions, including transactions involving the merger or sale of all or part of our assets, and other alternatives with the goal of maximizing stockholder value. We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects and impair the value of any such strategic transaction to our stockholders.

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

Investors should evaluate us in light of the uncertainties and complexities affecting a pre-commercial biopharmaceutical company. We have not completed clinical development for any of our product candidates. Our lead Tarmogen product candidate is GS-4774, which has been exclusively licensed to Gilead Sciences, Inc., or Gilead, and which is in Phase 2 clinical testing.  The GI-6300 program, including GI-6301, our oncology product targeting cancers expressing the brachyury protein, and GI-6207, our oncology product targeting cancers that express carcinoembryonic antigen, or CEA, have been exclusively licensed to Celgene.  In April 2015, the NCI opened for enrollment a Phase 2 clinical trial designed to investigate the safety and efficacy of GI-6301 in combination with radiation therapy in patients with chordoma.  GI-6207 is currently being evaluated in a Phase 2 clinical trial at the NCI to evaluate GI-6207 in subjects with medullary thyroid cancer, or MTC.

Gilead is responsible for the clinical development and any future commercialization activities for GS-4774.  In May 2015, we announced top line results from this study.  Patients treated with the highest dose of GS-4774 plus ongoing oral antiviral therapy, or OAV, did not show a reduction in HBV surface antigen, or HBsAg  at week 24, the primary endpoint of the study, but at 48 weeks had a mean -0.17 log10 reduction of HBsAg compared with a -0.04 log10 reduction in the OAV alone group (p=not significant). Three patients receiving the highest dose of GS-4774 had HBsAg reductions between -0.94 and -3.89 log10 at 48 weeks. There was no difference in HBsAg reductions between the two lowest dose groups versus the control arm at 48 weeks.  A second Phase 2 clinical trial was initiated in 2014, GS-US-330-1401, or the 1401 trial, investigating GS-4774 in patients with chronic HBV infection who are currently not receiving treatment.  The 1401 trial is a multicenter, multinational trial designed to enroll 175 patients in a randomized, open-label design comparing three different doses of GS-4774 (2YU, 10YU, or 40YU), administered in combination with tenofovir disoproxil fumarate, or TDF, versus TDF alone. The 1401 trial is enrolling patients.   The 48-week results are projected to be available in the middle of 2016.  There can be no assurance that this trial will have a better outcome than the first Phase 2 trial.

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

The GI-6207 program, which is being developed for the treatment of cancers that express CEA, was exclusively licensed to Celgene in July 2015.  Celgene will lead future clinical development and any future commercialization activities for GI-6207. As a result, we will rely on Celgene’s ability and willingness to fund and execute clinical development, regulatory approvals and commercialization activities related to GI-6207. The Phase 2 program for GI-6207 in MTC is currently being run at NCI.  We do not control the execution of this trial, including the rate of and completion of enrollment of the trial.

Regulatory agencies, including the FDA, must approve GS-4774, GI-6301, GI-4000 and any of our other product candidates before they can be marketed or sold. The approval process is lengthy, requires significant capital expenditures, and the outcome is uncertain. Our, or our collaborator’s, ability to obtain regulatory approval of any Tarmogen product candidate depends on, among other things, completion of additional clinical trials, whether such clinical trials demonstrate statistically significant efficacy with safety issues that do not potentially outweigh the therapeutic benefit of the product candidates, and whether the regulatory agencies agree that the data from our future clinical trials are sufficient to support approval for any of our product candidates. The final results of our current and future clinical trials may not meet FDA or other regulatory agencies’ requirements to approve a product candidate for marketing. We or our collaborators may need to conduct more clinical trials than we currently anticipate. Even if we do receive FDA or other regulatory agency approval, we or our collaborators may not be successful in commercializing approved product candidates. If any of these events occur, our business could be materially harmed and the value of our securities would decline.

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

We have experienced difficulties enrolling patients in our smaller clinical trials due to lack of referrals and may experience similar difficulties in the future. For example, the GI-4000-05 trial conducted at the Lombardi Cancer Center at Georgetown University commenced enrollment in August 2010. Eleven subjects were enrolled as of June 30, 2015. This enrollment rate was slower than we had anticipated and enrollment has been discontinued.

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

The novel nature of our product candidates also means that fewer people are trained in or experienced with product candidates of this type, which may make it difficult to find, hire and retain capable personnel, particularly for research and development positions. For example, study personnel may administer the wrong version of our product candidates or assign study therapy to the wrong study group, resulting in potential disqualification of subjects from data analysis. These factors could potentially cause a trial to fail for a reason unrelated to the efficacy of our product candidates. If we are unable to hire and retain the necessary personnel, the rate and success at which we can develop and commercialize product candidates will be limited. Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which could adversely impact our business, financial condition and results of operations.

If we are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

An important component of our business strategy is to use molecular profiling of patients to target our Tarmogen product candidates to those patients we believe may be most likely to benefit from them, including profiling necessary to determine which version of our GI-4000 series should be given to a patient with Ras mutated cancer and determining which patients should be enrolled in our future GI-4000 pancreas cancer trials, if any, based on the BDX-001 proteomic signature. The BDX-001 test is controlled by Biodesix, Inc. and we may not be able to obtain rights to use the test on commercially reasonable terms, if at all. If we do not obtain rights to BDX-001, we will not be able to use it in clinical development or commercialization. If we do not have access to BDX-001, our future GI-4000 trials, if any, may not be successful and we may never obtain approval to market GI-4000. There has been limited experience in our industry in prospective development of companion diagnostics required to perform the required testing. To be successful, we will need to address a number of scientific, technical and logistical challenges related to the use of companion diagnostics in the development and regulatory approval of our product candidates.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the design or results of later-stage clinical trials. The positive results generated to date in clinical trials for our Tarmogen product candidates do not ensure that later clinical trials will demonstrate similar results.  For instance, in May 2015, we announced top line results for the 0101 trial of GS-4774.  These results showed that patients treated with the highest dose of GS-4774 plus ongoing oral antiviral therapy, or OAV, did not show a reduction in serum hepatitis B virus surface antigen, or HbsAg, at week 24, the primary endpoint of the study, but at 48 weeks had a mean -0.17 log10 reduction of HBsAg compared with a -0.04 log10 reduction in the OAV alone group (p=not significant). Additionally, while we have observed statistically significant improvements in the outcomes of some of our clinical trials, many of the improvements we have seen have not reached statistical significance. The test for the specific proteomic signature, called BDX-001, which we have identified through proteomic testing of subjects from our GI-4000-02 trial, may fail to predict which subjects respond to GI-4000 in our future pancreas cancer clinical trials, if any. Statistical significance is a statistical term that means that an effect is unlikely to have occurred by chance. In order to be approved, product candidates must demonstrate that their effect on patients’ diseases in the trial is statistically significant. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Early clinical trials frequently enroll patient populations that are different from the patient populations in later trials, resulting in different outcomes in later clinical trials from those in earlier stage clinical trials. In addition, adverse events may not occur in early clinical trials and only emerge in larger, late-stage clinical trials or after commercialization. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials. If later stage clinical trials do not demonstrate efficacy and safety of our product candidates we will not be able to market them and our business will be materially harmed.

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

We have exclusively licensed three of our Tarmogen product candidates to collaborators for further clinical development and commercialization. GS-4774 is licensed to Gilead and the GI-6300 program, including GI-6301, and the GI-6200 program, including GI-6207, are each licensed to Celgene. Control for the GS-4774 program, including but not limited to future clinical development, regulatory strategy and any commercialization activities, has been transferred to Gilead under the terms of our collaboration agreement. Control of the GI-6300 and GI-6200 programs, including but not limited to future clinical development, regulatory strategy, and any commercialization activities, has been transferred to Celgene. As a result, we do not have control over the design protocols, administration or conduct for any future trials and we are therefore subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues, inappropriate trial design or trial protocols and difficulties or differences in interpreting data. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials or the trials not being conducted according to protocols may ultimately lead to the denial of regulatory approval of these product candidates, which would adversely affect our business and lead to a decline in the trading price of our securities.

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

We currently have a collaboration and option agreement, or Option Agreement, with Celgene for the development of our oncology product candidates. Under the Option Agreement, Celgene has a worldwide exclusive license to the GI-6300 program, including GI-6301, and the GI-6200 program, including GI-6207. Celgene did not exercise its option to GI-4000 and returned all rights and development responsibility, including any future expenses, to us. Gilead has taken a worldwide exclusive license to all of our hepatitis B virus, or HBV, Tarmogen product candidates. Celgene and Gilead can terminate their respective collaborations with us at any time, subject to certain notice provisions. We plan to seek third-party collaborators for the development of certain other Tarmogen product candidates.

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

Collaborations involving our product candidates pose the following risks to us:

•	Celgene may not exercise any more options to any of our oncology product candidates, for example, Celgene did not elect to exercise their option to license GI-4000;
•	Celgene may return all rights to GI-6301 or GI-6207 to us;
•	Gilead may return all rights to HBV product candidates to us;
•	collaborators have significant discretion in determining the efforts and resources, if any, that they will apply to these collaborations;
•

collaborators may not pursue development and commercialization of our product candidates, such as Celgene not exercising more of its option to any oncology programs other than GI-6301or GI-6207, or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

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
•

collaborators may elect to take over manufacturing, for example, Gilead has elected to take over manufacturing for GS-4774.  Collaborators may encounter problems in starting up or gaining approval for their manufacturing facility and so be unable to continue development and manufacturing of product candidates;

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

We will need to outsource our manufacturing activities to a third party manufacturing organization in order to commercialize any of our product candidates if and when they gain regulatory approval.  This will reduce our control over the manufacturing process of our product candidates and may decrease the profitability of our commercialization of these product candidates.

If and when any of our product candidates gain regulatory approval, we will have to outsource all of our manufacturing activities to a third party contract manufacturing organization, or CMO. Under any agreement with a CMO, we would have less control over the timing and quality of manufacturing than if we were to perform such manufacturing ourselves. A CMO would be manufacturing other pharmaceutical products in the same facilities as our Tarmogen product candidates, increasing the risk of cross product contamination. Further, there is no guarantee that any CMO will have adequate capacity for meeting all of our product needs, or be able to manufacture products for an adequate price. There is also no guarantee that any CMO will continue their ongoing operations, causing potential delays in product supply, reduced revenues and other liabilities for us.  A CMO may also be subject to regulatory holds or production interruptions for a variety of reasons, which could also cause shortfalls or delays in our product supply.

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

We may need to enter into additional agreements with third parties to sell and market our product candidates, without any such agreement we may not be successful in commercializing our product candidates if and when they are approved.

We do not have a sales and marketing infrastructure or any experience in the sales, marketing or distribution of pharmaceutical products. We currently have collaboration agreements with Celgene for the development and commercialization of our oncology product candidates, other than GI-4000, and with Gilead for HBV Tarmogens. We may seek additional third-party collaborators for the commercialization of our other product candidates. If and when any of our product candidates are approved we will likely elect to outsource these functions to third parties.

As a result of our arrangements with Celgene and Gilead, as well as any other arrangements with third parties we may enter into to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into additional arrangements with third parties to sell and market our product candidates or doing so on terms that are favorable to us. We likely will have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully in collaboration with third parties, we may not be successful in commercializing our product candidates.

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

RISKS RELATING TO MANUFACTURING ACTIVITIES

We do not have the ability to manufacture our product candidates at commercial scale, and there can be no assurance that our product candidates can be manufactured in compliance with regulations at a cost or in quantities necessary to make them commercially viable.

During the restructuring of our operations we decommissioned our manufacturing facility and laid off all of our manufacturing staff.  While we maintain the lease on the manufacturing facility, should we decide in the future to restart it, there can be no assurance we could rebuild and staff a new facility successfully.  We have limited experience in commercial-scale manufacturing of Tarmogens. We may develop our manufacturing capacity in part by restarting and expanding our current facility or building additional facilities. This activity would require substantial additional funds and we would need to hire and train significant numbers of qualified employees to staff these facilities. We may not be able to restart or develop commercial-scale manufacturing facilities that are adequate to produce materials for additional later-stage clinical trials or commercial use. Since our product candidates are produced by a biological process, we may find that our recombinant yeast strains will not exhibit the same growth characteristics if we restart our facility or other sites, or do not result in a comparable product. All of our manufacturing of Tarmogen product candidates was performed in our Colorado facility. Since we have decommissioned  our manufacturing facility, we cannot currently manufacture Tarmogens on our own.

We currently rely on CMOs for sterile fill and finish of our products, and these contractors currently fill our product candidates at a scale that is not adequate for commercial supply. Failure to find and maintain satisfactory commercial-scale fill and finish contractors could impair our ability to supply product for clinical and commercial needs. Additionally, we will likely outsource all of our bulk product manufacturing activities to a third party CMO. Failure of any of these contractors to maintain compliance with cGMPs and other regulatory and legal requirements could result in a clinical hold on our clinical trials or other government actions that would limit or eliminate clinical trial and commercial product supply. Under any agreement with a CMO, we would have less control over the timing and quality of manufacturing than if we were perform such manufacturing ourselves. A CMO would be manufacturing other pharmaceutical products in the same facilities as our Tarmogen product candidates, increasing the risk of cross product contamination. Further, there is no guarantee that any CMO will have adequate capacity for meeting all of our product needs, or be able to manufacture products for an adequate price. There is also no guarantee that any CMO will continue ongoing operations, causing potential delays in product supply, reduced revenues and other liabilities for us.

The equipment and facilities employed in the manufacture of pharmaceuticals are subject to stringent qualification requirements by regulatory agencies, including validation of equipment, systems and processes. We may be subject to lengthy delays and expense in conducting validation studies, if we can meet the requirements at all.

If we are unable to manufacture or contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in our relationships with other manufacturers, our preclinical and clinical testing schedule would be delayed. This in turn would delay the submission of product candidates for regulatory approval and thereby delay the market introduction and subsequent sales of any products that receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our contract manufacturers must supply all necessary documentation in support of our regulatory approval applications on a timely basis and must adhere to cGMP regulations enforced by the FDA and other regulatory bodies through their facilities inspection programs. If these facilities cannot pass a pre-approval plant inspection, the approval by the FDA or other regulatory bodies of the products will not be granted. If the FDA or a comparable foreign regulatory authority does not approve our facilities and processes for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to correct the issues or find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our contract manufacturers are subject to significant regulation with respect to manufacturing of our products.

All entities involved in the preparation of a product candidate for clinical trials or commercial sale, including our CMOs used for filling and finishing of our bulk product, are subject to extensive regulation. Components of a finished product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of any regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The regulatory authorities also may, at any time following approval of a product for sale, audit our third-party contractors or raw material suppliers. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Our third-party contractors or raw material suppliers may refuse to implement remedial measures required by regulatory authorities. Any failure to comply with applicable manufacturing regulations or failure to implement required remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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

Our research and development involves the controlled use of hazardous materials, chemicals, various active microorganisms and volatile organic compounds, and we may incur significant costs as a result of the need to comply with numerous laws and regulations. For example, as a pharmacologically-active material, any residual Tarmogen in process-waste streams must be disposed of as hazardous waste. We are subject to laws and regulations enforced by the FDA, the Drug Enforcement Agency, foreign health authorities and other regulatory requirements, including the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other current and potential federal, state, local and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of our products, materials used to develop and manufacture our product candidates, and resulting waste products. Although we believe that our safety procedures for handling and disposing of such materials, and for killing any unused microorganisms before disposing of them, comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

We do not have a manufacturing site to manufacture our clinical product candidates.

We initially grow all yeast cells for our products internally using a complex process.   During the recent restructuring we decommissioned our manufacturing facility and laid off all of our manufacturing staff.  While we still maintain the lease on the manufacturing facility, should we decide in the future to restart it, there can be no assurance we could rebuild and staff a new facility successfully.

Consistent manufacture of our products relies on maintenance of a master yeast bank, or MYB, as an essential starting material for all production. We currently store our MYB in ultra-low temperature freezers at one location. We may discover storage stability problems that prevent use of the MYB. We may also suffer catastrophic events at the storage location that would destroy all available stocks of the MYB. Should we lose the MYB of any of our product candidates we would experience significant delays in producing, characterizing, and gaining regulatory approval to use a replacement MYB. We may not be able to replicate the original MYB with sufficient fidelity to assure regulatory authorities that we are able to produce a comparable product, which could require us to perform clinical trials to gain approval of a product candidate made with the replacement MYB. This could result in a lengthy period in which we are unable to contract to have our product candidates manufactured for clinical trials or, if any of our product candidates are approved, for sale.

Our MYB contains specialized equipment and utilizes complicated production processes developed over a number of years, which will be difficult, time-consuming and costly to replace. If we were to lose our MYB we may suffer losses that exceed the coverage available under our insurance policies or any losses may be excluded under our insurance policies. Certain events, such as natural disasters, fire, political disturbances, sabotage or business accidents, which could impact our current or future MYBs, could have a significant negative impact on our operations by disrupting our product development efforts.

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

We often rely on third parties, such as CROs, medical institutions, academic institutions, clinical investigators and contract laboratories, to conduct our non-clinical studies and clinical trials. For example, the NCI is conducting clinical trials for GI-6207 and GI-6301. We are responsible for confirming that our preclinical studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. The FDA requires us to comply with Good Laboratory Practice for conducting and recording the results of our preclinical studies and Good Clinical Practices, or GCP, for conducting, monitoring, recording and reporting the results of clinical trials, to ensure that data and reported results are accurate and that the clinical trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines, fail to comply with GCP, do not adhere to our clinical trial protocols or otherwise fail to generate reliable clinical data, we may need to enter into new arrangements with alternative third parties and our clinical trials may be more costly than expected or budgeted, extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

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

In addition, if patents issued to other companies contain blocking, dominating or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative non-infringing technology and cease practicing those activities, including potentially selling any products deemed to infringe those patents. If any licenses are required, there can be no assurance that we will be able to obtain any such licenses on commercially favorable terms, if at all, and if these licenses are not obtained, we might be prevented from pursuing the development and commercialization of certain of our potential products. Our failure to obtain a license to any technology that we may require to commercialize our products on favorable terms may have a material adverse impact on our business, financial condition and results of operations.

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

We also rely on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable or where patents have not issued. For example, the process for manufacturing Tarmogens involves a number of trade secret steps, processes, and conditions. We attempt to protect these proprietary technology and processes, in part, with confidentiality agreements and assignment of invention agreements with our employees and confidentiality agreements with our consultants and certain contractors. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. We may fail in certain circumstances to obtain the necessary confidentiality agreements, or their scope or term may not be sufficiently broad to protect our interests.

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

As of June 30, 2015, we had available total federal and state net operating loss carryforwards of approximately $119.9 million, which expire in the years 2022 through 2034, and federal research credit carryforwards of $7.1 million, which expire in the years 2022 through 2034. Based on an analysis from our inception through December 31, 2013, we have experienced Section 382 ownership changes in June 2003 and August 2007. These two ownership changes limit our ability to utilize our federal net operating loss carryforwards (and certain other tax attributes) in future years.  We have not completed our analysis of any potential Section 382 ownership changes for the year ended December 31, 2014, but we anticipate that such an ownership change may have occurred in July 2014 upon the closing of our initial public offering which we believe will limit our ability to utilize our federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the initial public offering.

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

If we fail to maintain compliance with the listing requirements of The NASDAQ Capital Market, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

We are listed on the NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others:

•	a minimum closing bid price of $1.00 per share, and
•	a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and

In addition to the above requirements, we must meet at least one of the following requirements:

•	stockholders’ equity of at least $2.5 million; or
•	a market value of listed securities of at least $35 million; or
•	net income from continuing operations of $500,000.

There can be no assurance that we will be successful in maintaining our listing of our common stock on The Nasdaq Capital Market. If we are not successful in maintaining our listing, it could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange could materially adversely affect our ability to access capital markets. As of August 6, 2015, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $9.3 million, the total market value of our listed securities was $16.4 million and the closing bid price of our common stock was $2.86 per share. As of June 30, 2015, we had a stockholders’ equity of $2.8 million.

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

As of June 30, 2015, $8.2 million of the net proceeds from the IPO were held in cash and cash equivalents. We intend to invest these funds in the future in short-term, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government in accordance with our investment policy. Through June 30, 2015, we have used $5.2 million of our IPO proceeds for working capital or general corporate expenses. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b), other than our plan to advance an additional infectious disease product into clinical trials and through a Phase 1 study is now dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions.

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
Date: August 14, 2015

By:	/s/ C. Jeffrey Dekker
C. Jeffrey Dekker
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)
Date: August 14, 2015

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof

10.1§	Amendment No. 1 to Public Health Service Patent License Agreement - Exclusive (License Number: L-067-2012/0) (MUC1) between Registrant and the NIH, dated as of December 9, 2014 (3)

31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a) ‡

31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a) ‡

32.1	Section 1350 Certification ‡

101.INS	XBRL Instance Document ‡

101.SCH	XBRL Taxonomy Extension Schema Document ‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ‡

‡	Furnished herewith.
§

Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to exhibits to our periodic filing on Form 8-K (File No. 001-35642) as filed with the SEC on July 9, 2014.
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on March 17, 2014, as amended (File No. 333-194606).
(3)	Incorporated by reference to exhibits to our annual report on Form 10-K (File No. 001-35642) filed with the SEC on March 17, 2015, as amended (File No. 333-194606).