Form 10-Q
period 2015-09-30
GLOBEIMMUNE INC
filed 2015-11-13
CIK 1245104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, the registrant had 5,751,574 shares of common stock, $0.001 par value per share, outstanding.

GLOBEIMMUNE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

GLOBEIMMUNE, INC.

Condensed Balance Sheets

(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$11,295,547	16,812,459
Other current assets	1,586,441	999,892
Total current assets	12,881,988	17,812,351
Property and equipment, net	230,271	455,768
Other assets	100,000	100,000
Total assets	$13,212,259	18,368,119

Liabilities, Redeemable, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$285,593	572,586
Accrued liabilities	613,187	1,259,332
Deferred revenue	3,450,582	3,340,571
Total current liabilities	4,349,362	5,172,489
Other long-term liabilities	166,862	148,641
Deferred revenue	4,941,942	7,443,498
Total liabilities	9,458,166	12,764,628

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 5,751,574 shares	5,752	5,752
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and outstanding 0 shares	—	—
Additional paid-in capital	228,424,954	228,302,479
Accumulated deficit	(224,676,613)	(222,704,740)
Total stockholders' equity	3,754,093	5,603,491
Total liabilities, redeemable, convertible preferred stock and stockholders' equity	$13,212,259	18,368,119

See accompanying Notes to Condensed Financial Statements

GLOBEIMMUNE, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue
Collaboration license and services	$2,924,114	999,222	5,121,720	3,435,761
Manufacturing services	20,833	307,116	288,099	1,019,941
Total revenue	2,944,947	1,306,338	5,409,819	4,455,702
Operating expenses:
Research and development expenses:
Costs of collaboration license and services	558,989	999,031	2,127,068	2,757,026
Costs of manufacturing services	20,833	307,116	288,099	1,019,941
Research and development for proprietary programs	420,586	453,261	1,393,820	1,661,427
Total research and development	1,000,408	1,759,408	3,808,987	5,438,394
General and administrative	1,030,404	1,006,744	3,404,923	2,877,069
Depreciation	20,533	76,586	167,782	217,867
Total operating expenses	2,051,345	2,842,738	7,381,692	8,533,330
Income (loss) from operations	893,602	(1,536,400)	(1,971,873)	(4,077,628)
Change in value of warrants and put and call options, income (expense)	—	—	—	(1,903,446)
Loss on extinguishment of convertible notes	—	(4,687,649)	—	(4,687,649)
Interest expense	—	(176,809)	—	(3,890,662)
Other income	—	39,949	—	39,949
Net income (loss)	893,602	(6,360,909)	(1,971,873)	(14,519,436)
Preferred stock dividends and accretion of offering costs to redemption value	—	(298,793)	-	(7,173,901)
Net income (loss) applicable to common stockholders	$893,602	(6,659,702)	(1,971,873)	(21,693,337)

Earnings per common share - basic:
Weighted average shares outstanding-basic	5,751,574	5,626,137	5,751,574	1,959,385
Net income (loss) per share attributable to common stockholders-basic	$0.16	(1.18)	(0.34)	(11.07)

Earnings per common share - diluted:
Weighted average shares outstanding-diluted	6,946,413	5,626,137	5,751,574	1,959,385
Net income (loss) per share attributable to common stockholders-diluted	$0.13	(1.18)	(0.34)	(11.07)

See accompanying Notes to Condensed Financial Statements

GLOBEIMMUNE, INC.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,971,873)	(14,519,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	167,782	217,867
Share-based compensation	109,980	68,734
Stock-based payments for services	12,495	(30,000)
Noncash interest expense from amortization of debt discount and amortization of debt issuance costs	—	3,562,946
Noncash interest expense on convertible notes	—	330,664
Noncash expense (income) from change in valuation of warrants and put and call options	—	1,903,446
Loss on extinguishment of convertible notes	—	4,687,649
Gain on sale of property and equipment	(146,574)	(91,285)
Changes in operating assets and liabilities:
Increase in other current assets	(586,549)	(286,252)
Decrease in accounts payable	(286,993)	(956,251)
Decrease in accrued liabilities	(646,145)	(105,025)
Decrease in deferred revenue	(2,391,545)	(2,808,665)
Increase in other long-term liabilities	18,221	17,890
Net cash used in operating activities	(5,721,201)	(8,007,718)
Cash flows from investing activities:
Purchase of property and equipment	(35,742)	(244,363)
Sale of property and equipment	240,031	127,354
Net cash provided by (used in) investing activities	204,289	(117,009)
Cash flows from financing activities:
Proceeds from issuance of common stock from stock option exercises	—	25,513
Proceeds from issuance of convertible promissory notes	—	7,500,000
Convertible promissory notes issuance costs	—	(1,051,487)
Proceeds from issuance of common stock	—	17,250,000
Common stock issuance costs	—	(2,630,141)
Net cash provided by financing activities	—	21,093,885
Net (decrease) increase in cash and cash equivalents	(5,516,912)	12,969,158
Cash and cash equivalents, beginning of period	16,812,459	5,924,241
Cash and cash equivalents, end of period	$11,295,547	18,893,399

Supplemental disclosures of noncash investing and financing activities:
Accretion of preferred stock (dividends)	$ —	6,899,090
Accretion of preferred stock (offering costs)	—	274,811
Fair value of warrants and put option issued in connection with convertible note payable	—	6,121,533
Fair value of warrants issued for debt issuance costs	—	876,778
Non-cash conversion of convertible promissory notes to common stock	—	8,226,658
Non-cash conversion of preferred stock to common stock	—	194,856,289

See accompanying Notes to Condensed Financial Statements

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

(1)Organization and Nature of Business

We were incorporated as Ceres Pharmaceuticals, Ltd. in Colorado on February 10, 1995. We changed our name to GlobeImmune, Inc. on May 26, 2001, and reincorporated in Delaware on June 5, 2002. We are a biopharmaceutical company focused on developing therapeutic products for cancer and infectious diseases based on our proprietary Tarmogen ® platform. We have two strategic collaborations with leading biotechnology companies. In October 2011, Gilead Sciences, Inc., or Gilead, exclusively licensed product candidates to treat chronic hepatitis B virus, or HBV, infection. Celgene Corporation, or Celgene, entered into a collaboration and option agreement for certain oncology product candidates in May 2009. Under this agreement, in July 2013 Celgene exercised its option for a worldwide, exclusive license to the GI-6300 program, which is a Tarmogens program targeting the brachyury protein and in July 2015 Celgene exercised its option for a worldwide, exclusive license to the GI-6200 program, which is a Tarmogen that expresses a modified version of the human carcinoembryonic antigen, or CEA, protein as the target antigen. We have three product candidates in five ongoing clinical trials.

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

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of September 30, 2015, we had an accumulated deficit of $224,676,613. We had net income of $893,602 and a net loss of $1,971,873 for the three and nine months ended September 30, 2015, respectively, and net cash used in operating activities of $5,721,201 for the nine months ended September 30, 2015. We anticipate that operating losses and net cash used in operating activities will continue over the next several years.

We have historically financed our operations primarily through the sale of equity securities, payments pursuant to collaboration agreements, government grants and equipment financing. We will continue to be dependent upon such sources of funds until we are able to generate positive cash flows from our operations. We believe that our existing cash and cash equivalents as of September 30, 2015 will be sufficient to fund restructured operations through 2016.

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses.  As of November 9, 2015, we have four full time employees, including our chief executive officer, two additional scientists and one general and administrative employee.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and hepatitis B or the preclinical work we are conducting in our tuberculosis program.  We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets.

On July 31, 2015, Celgene exercised its option to an exclusive worldwide-license, with the right to sublicense, to our GI-6200 program, including product candidate GI-6207. The GI-6200 license agreement provided for an upfront option exercise payment of $1,900,000 to us and our eligibility for milestone payments of up to $120,000,000, in the aggregate, and tiered royalty payments in the low teens for any sales of GI-6200 product candidates. Celgene also assumed all development responsibilities of the Company’s GI-6300 program and all development, regulatory and commercialization costs and responsibilities related to GI-6200 product candidates, including all obligations under the Cooperative Research and Development Agreement (NCI reference #02264) dated May 8, 2008 with the National Cancer Institute, or CRADA, except our obligation to make payments due in 2016, which were made in the 3rd quarter 2015.

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

We will be required to fund future operations through the sale of our equity securities, issuance of convertible debt, receipt of potential milestone payments, if achieved, and possible future collaborations. There can be no assurance that sufficient funds will be available to us when needed from equity or convertible debt financings, or if any such financings are available to us, if they will be on satisfactory terms, or that milestone payments will be earned or that future collaboration partnerships will be entered into. If we are unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us or our stockholders than we would otherwise choose. These events could prevent us from successfully executing on our restructured operating plan and could raise substantial doubt about our ability to continue as a going concern in future periods.

(3)	Summary of Significant Accounting Policies
(a)	Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires our management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the accompanying financial statements relate to the deferral of revenues under our collaboration agreements with Gilead and Celgene; the terms of performance under these collaboration agreements; and the estimated fair values of share-based awards.

(b)	Unaudited Interim Financial Data

The accompanying condensed balance sheet as of September 30, 2015, condensed statements of operations for the three and nine months ended September 30, 2015 and 2014 and condensed statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly our financial position as of September 30, 2015 and the results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2015 and 2014 are unaudited. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period.  These unaudited financial statements are condensed and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

We make estimates of our accrued expenses by identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when it has not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. Examples of estimated accrued expenses include:

•	fees owed to contract research organizations in connection with preclinical and toxicology studies and clinical trials;
•	fees owed to investigative sites in connection with clinical trials;
•	fees owed to contract manufacturers in connection with the production of clinical trial materials;
•	fees owed for professional services;
•	property taxes; and

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

•	unpaid salaries, wages, and benefits.

Accrued liabilities consisted of the following as of:

	September 30, 2015	December 31, 2014
Accrued compensation	$127,516	578,091
Accrued clinical trial holdbacks	8,134	32,385
Other	477,537	648,856
Total Accrued Liabilities	$613,187	1,259,332

As of September 30, 2015 and December 31, 2014, accrued liabilities included $8,134 and $32,385 respectively, of holdbacks representing five percent of payments due to entities conducting clinical trials for patient-related fees. The holdbacks will be paid upon completion of the studies and when all data has been received and validated by us.

(e)	Net Loss per Share

Basic net loss per share is computed by dividing net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is anti-dilutive.  Potentially dilutive securities, included convertible preferred stock, warrants, stock options and convertible promissory notes, representing 5,074,910, 1,194,930, and 4,856,303  weighted average shares of common stock were excluded for the three months ended September 30, 2014 and nine months ended September 30, 2015 and 2014, respectively, because including them would have an anti-dilutive effect on net loss per share.

(f)	Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued the Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance when it becomes effective. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09, which will be effective for us for the annual and interim periods beginning after December 15, 2017 and may be applied on a full retrospective or modified retrospective approach. We are evaluating the effect that this new guidance will have on our financial statements and related disclosures. We have not selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15. ASU 2014-15 requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual and interim reporting periods beginning January 1, 2017 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.  As an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, the Company has elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. This election is irrevocable.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03.  The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate.  The update requires retrospective application and represents a change in accounting principle.  The update is effective for fiscal years beginning after December 15, 2015.  Early adoption is permitted for financial statements that have not been previously issued.  ASU 2015-03 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Our financial instruments, including money market investments, are measured at fair value on a recurring basis. The carrying amount of money market investments as of September 30, 2015 and December 31, 2014 approximates fair value based on quoted prices in active markets, or Level 1 inputs. There were no transfers between levels for the nine months ended September 30, 2015 and the year ended December 31, 2014.

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2015 and December 31, 2014:

Description	September 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Quoted prices for similar assets observable in the marketplace (Level 2)	Significant unobservable inputs (Level 3)	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Quoted prices for similar assets observable in the marketplace (Level 2)	Significant unobservable inputs (Level 3)
Assets measured at fair value:
Money market investments (included in cash and cash equivalents)	19,798	19,798	—	—	20,173	20,173	—	—

(4)	Convertible Notes

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

We recorded the proceeds from the Note based on the fair value of the warrants ($106,087), put option embedded in the Note ($101,222) and the Note and, as such, recorded a debt discount of $207,309 for the allocated value of the warrants and put option. This debt discount was being amortized to interest expense over the term of the Note. Amortization of $1,513 and $35,749 was recorded in the three and nine months ended September 30, 2014.

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

The holders of the 2014 Notes received warrants, equal to 100% of the principal amount of the 2014 Notes, to purchase equity securities of us for a five-year period. As a result of our initial public offering, the warrants are exercisable into common stock with an exercise price equal to the price at which our common stock was first offered to the public.

We recorded the proceeds from the 2014 Notes based on the fair value of the warrants ($4,454,397), the net of the put and call option embedded in the 2014 Notes ($1,667,136) and the 2014 Notes. As such, we recorded a debt discount of $6,121,533 from the allocated value of the warrants and the put and call options. This debt discount was being amortized to interest expense over the term of the 2014 Notes. Amortization of $131,646 and $2,682,285 was recorded in the three and nine month periods ended September 30, 2014.

We incurred $1,928,265 of debt issuance costs related to the 2014 Notes. Included in the debt issuance costs were warrants issued to the placement agent that had an estimated value of $876,778 at issuance. These costs were included in debt issuance costs and were being amortized to interest expense over the term of the 2014 Notes. Amortization of $41,468 and $844,912 was recorded in the three and nine month periods ended September 30, 2014.

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

(5)	Deferred Revenue

Deferred revenue consisted of the following as of:

	September 30, 2015	December 31, 2014

Celgene	8,363,694	$10,751,120

Gilead	28,830	32,949

Total deferred revenue	8,392,524	10,784,069

Less: current portion	(3,450,582)	(3,340,571)

Deferred revenue, long-term	4,941,942	$7,443,498

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

(a)	Celgene Agreements

In May 2009, we entered into a Collaboration and Option Agreement with Celgene for the early development of four oncology products and all future oncology drug candidates (which options to future oncology drug candidates is subject to expiration if Celgene did not license one of the initial four named products). Celgene is also a holder of our common stock. Under the collaboration agreement, Celgene has the option to obtain an exclusive worldwide license to develop and commercialize the product candidates subject to diligence requirements, an up-front development funding fee, milestone payments and royalties. This agreement was amended in June 2011 to replace one of the four named product candidates with another oncology Tarmogen product candidate. The terms of the amendment did not materially modify the agreement as the financial terms and the length of the agreement remained substantially the same. Celgene’s options with respect to the GI-6200 and GI-3000 oncology drug candidate programs will terminate if Celgene does not exercise its options for such programs after we deliver certain reports on predefined clinical trials with respect to such drug programs. In March 2013, Celgene declined to exercise its option to the GI-4000 program and returned all rights and development responsibility to us. In July 2013, Celgene exercised its option to license the GI-6300 program. As a result of the election to license the GI-6300 program, Celgene has an option to license all future oncology drug candidates developed by us on a product by product basis.  In July 2015, Celgene exercised its option to license the GI-6200 program and amended the agreement to replace one of the four named product candidates with our GI-6100 program as a drug candidate subject to the Collaboration and Option agreement. The terms of the amendment did not materially modify the agreement as the financial terms and the length of the agreement remained substantially the same.

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

In July 2015, Celgene exercised its option to license the GI-6200 program, including GI-6207, in exchange for an upfront payment of $1.9 million. Pursuant to the license granted to Celgene as of the date of the exercise of the option to develop and commercialize the GI-6200 product candidates using all of our related patents, intellectual property and know-how related to these product candidates that existed at the inception of the Collaboration and Option Agreement or any time during the term. As part of this exercise, certain milestones were modified. The modification to the milestones did not materially impact the deliverables that existed at the time of the modification.

The Collaboration and Option agreement, as amended including the amendment relating to the GI-6100 program, contain the following provisions:

•

We received a $30,000,000 upfront payment to perform research and development and for the option to license products based on the GI-4000, GI-6200, GI-6300 and GI-3000 programs. This payment was made by Celgene in May 2009.

•	We received $1,000,000 in October 2011 and $300,000 in April 2012 from Celgene for additional immunology work for the GI-4000 program.
•	We may receive a total of $85,000,000 in development and regulatory milestones for the GI-6100 program; activities for which we are not responsible for completing.
•

If Celgene exercises its option to the GI-6100 program and these products are commercialized, we may also receive up to $60,000,000 in net sales milestones and tiered royalty rates on net sales in the teens on worldwide net sales; activities for which we are not responsible for completing.

•

We are eligible to receive a total of $85,000,000 and $60,000,000 in development and regulatory milestone payments for GI-6300 and GI-6200, respectively; activities for which we are not responsible for completing.

•

If GI-6300 or GI-6200 is commercialized by Celgene, we may receive up to $60,000,000 in sales milestone payments for each program for which we are not responsible for completing.  Tiered royalty rates on net sales range from single digits to low double digits.

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

•

For programs other than GI-6100, GI-6200 and GI-6300, we may be eligible to receive up to $101,000,000 in development and regulatory milestone payments for Celgene’s clinical trials, NDA filing and regulatory approvals; up to $60,000,000 in net sales milestone payments for such programs, and tiered royalty rates on net sales in the teens on worldwide net sales; activities for which we are not responsible for completing.

Upon execution of the May 2009 agreement, we estimated that our obligations to perform research and development under the agreement would continue through September 30, 2016 and, accordingly, were recognizing as revenue the upfront fees received of $31,300,000 as revenue from the date of receipt through September 30, 2016. We review the term of performance on a quarterly basis and adjust the revenue recognition period if there are any changes. As of December 31, 2014 and September 30, 2015, the unamortized balance is expected to be amortized on a straight line basis through March 31, 2018.

We determined that there were two units of accounting under the July 2013 GI-6300 License Agreement with Celgene: the license to further develop and commercialize GI-6300 and undelivered items related to supplying drug product for the Phase 1 clinical trial along with the option to perform the Phase 2 clinical trial (subject to Celgene’s right to assume performance of those trials). We determined that the license had standalone value based on the fact that the drug candidate has been developed and is currently in a clinical trial, Celgene possesses the knowledge, technology, skills, experience and background necessary for all further development of the drug through commercialization, we are not required to perform any additional development work related to GI-6300 and Celgene has the right to sublicense the product. We allocated the $9,000,000 of proceeds to the two units of accounting using the relative selling price method. We determined the estimated selling price for the license based upon a third party valuation and vendor specific objective evidence for the undelivered items. The allocation resulted in $8,766,881 being allocated to the license and the remaining amount of $233,119 allocated to the undelivered items. We recognized $8,766,881 in revenue related to the license in the fourth quarter of 2013 upon the delivery of all intellectual property, reports and documentation for the license to Celgene. Revenue related to the undelivered items will be recognized as the services are performed. The current estimated service period for the undelivered items under the GI-6300 License Agreement is through June 2016.

We determined that there were two units of accounting under the July 2015 GI-6200 License Agreement with Celgene: the license to further develop and commercialize GI-6200 and undelivered items related to supplying drug product for the Phase 2 clinical trial. We determined that the license had standalone value based on the fact that the drug candidate has been developed and is currently in a clinical trial, Celgene possesses the knowledge, technology, skills, experience and background necessary for all further development of the drug through commercialization, we are not required to perform any additional development work related to GI-6200 and Celgene has the right to sublicense the product. We allocated the $1,900,000 of proceeds to the two units of accounting using the relative selling price method. We determined the estimated selling price for the license based upon a valuation and vendor specific objective evidence for the undelivered items. The allocation resulted in $1,828,124 being allocated to the license and the remaining amount of $71,876 allocated to the undelivered items. We recognized $1,828,124 in revenue related to the license in the third quarter of 2015 upon the delivery of all intellectual property, reports and documentation for the license to Celgene. Revenue related to the undelivered items will be recognized as the services are performed. The current estimated service period for the undelivered items under the GI-6200 License Agreement is through June 2016.

We recognized $2,647,891, $819,767, $4,287,426 and $2,598,277 in license and service revenue during the three and nine months ended September 30, 2015 and 2014, respectively. Costs incurred under these agreements, included in costs of collaboration licenses and services in our statement of operations, for the three and nine months ended September 30, 2015 and 2014 were $507,654, $600,661, $1,837,865 and $1,957,518, respectively.

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

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

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

We recognized $1,373, $1,373, $4,119 and $220,019 in license and services revenue under the Gilead arrangement during the three and nine months ended September 30, 2015 and 2014, respectively.  In addition, we recognized revenue of $20,833, $307,116, $288,099 and $1,019,941 during the three and nine months ended September 30, 2015 and 2014, respectively, related to manufacturing supply for Phase 2 trials for which Gilead is responsible for performing. Collaboration license and service costs incurred under these agreements, included in costs of collaboration licenses and services in our statement of operations, for the three and nine months ended September 30, 2015 and 2014 were $51,335, $398,370, $289,203 and $799,508, respectively. Manufacturing services costs incurred under agreements with Gilead are included in costs of manufacturing services in our statement of operations, for the three and nine months ended September 30, 2015 and 2014 were $20,833, $307,116, $288,099 and $1,019,941, respectively.

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs, and anticipated, expected or projected performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “enable,” “potential,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, clinical trials and U.S. Food and Drug Administration, or FDA, submissions, regulatory or competitive environments, our intellectual property, product development and our ability to enter into and successfully complete any strategic transaction. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially.  For a description of such risks and uncertainties, which could cause our actual results, performance, or achievements to materially differ from any anticipated results, performance, or achievements, please see the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in this Form 10-Q under the heading “Risk Factors”.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the United States Securities and Exchange Commission, or the SEC, that disclose certain risks and factors that may affect our business.  This analysis should be should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

Overview

We are a biopharmaceutical company focused on developing products for the treatment of cancer and infectious diseases based on our proprietary Tarmogen® platform. We have three Tarmogen product candidates in clinical evaluation for infectious disease and multiple cancer indications.  We believe that our Tarmogen platform has applicability to a number of diseases.

We have two strategic collaborations with leading biotechnology companies. In 2011, Gilead Sciences, Inc., or Gilead, exclusively licensed product candidates intended to treat chronic hepatitis B virus, or HBV, infection.  A product candidate from the Gilead collaboration, GS-4774 is currently being evaluated in randomized Phase 2 clinical trials. Celgene Corporation, or Celgene, entered into a collaboration and option agreement for GlobeImmune oncology product candidates in 2009. Under this agreement, in 2013, Celgene exercised its option for a worldwide, exclusive license to the GI-6300 program, including the GI-6301 product candidate, which targets the brachyury protein. Brachyury plays a role in the metastatic progression of certain cancers and is believed to be fundamental in the formation of chordomas, rare bone tumors of the spine.  GI-6301 is currently being evaluated in a randomized Phase 2 trial at the National Cancer Institute, or NCI, in subjects diagnosed with chordoma.  In July 2015, Celgene exercised its option for a worldwide, exclusive license to the GI-6200 program, including the GI-6207 product candidate, which targets carcinoembryonic antigen, or CEA. GI-6207 is the second Tarmogen product candidate licensed by Celgene under the collaboration.  Under the terms of the agreement, GlobeImmune received an option exercise payment of $1.9 million, and is eligible for up to $120 million in potential future development, regulatory and sales milestones, and royalties on product sales.  GI-6207 is currently being evaluated in a Phase 2 clinical trial at the NCI in subjects with medullary thyroid cancer, or MTC. Through September 30, 2015, we have received over $66 million from these collaborations.

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses. As of November 9, 2015, we have four full time employees, including our chief executive officer, two additional scientists and one general and administrative employee.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and hepatitis B or the preclinical work we are conducting in our tuberculosis program.  We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets.

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of September 30, 2015, we had an accumulated deficit of $224.7 million. We had a net income of $0.9 million and a net loss of $2.0 million for the three and nine months ended September 30, 2015. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that operating losses will continue over the next several years.  Our plans to advance our own product candidates are dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. We have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity and convertible debt securities, upfront and milestone payments pursuant to our collaboration agreements, government grants and capital lease and equipment financing. The size of our future net losses will depend, in part, on the magnitude and timing of changes in our expenses, as well as the level and rate of growth, if any, of our revenues. Our ability to achieve profitability is dependent on our ability, alone or with others, to complete the development of our product candidates successfully, obtain required regulatory approvals, manufacture and market our potential products successfully or have such products manufactured and marketed by others, and gain market acceptance for such products. There can be no assurance as to whether or when we will achieve profitability.

We were incorporated as Ceres Pharmaceuticals, Ltd. in Colorado on February 10, 1995. We changed our name to GlobeImmune, Inc. on May 26, 2001, and reincorporated in Delaware on June 5, 2002.

Financial Operations

Revenue

Infectious Disease Programs

Our lead infectious disease Tarmogen product candidate, GS-4774, is being developed pursuant to a world-wide collaboration with Gilead.  GS-4774, currently being evaluated in two randomized Phase 2 trials, is a Tarmogen designed to target patients chronically infected with HBV who are also on, or are candidates for, oral antiviral suppressive therapy. Under this collaboration, in 2011 we received a $10 million upfront payment and Gilead agreed to fund a Phase 1 trial. As a result of our activities under this agreement, we have received an additional $5 million in milestone payments. Gilead is responsible for all future clinical, regulatory and commercial activities. We are eligible to receive up to an additional $130 million in development and regulatory milestones under this collaboration. If products are commercialized, we will be entitled to receive tiered royalty rates based on net sales of GS-4774 from the high single digits to the mid-teens, and up to $40 million of sales milestone payments.

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

Subsequent to the Phase 1 trial, Gilead initiated two clinical trials of GS-4774:

•

a Phase 2 clinical trial initiated in 2013, GS-US-330-0101, or the 0101 trial, investigating GS-4774 in combination with ongoing oral antiviral treatment in patients with chronic HBV infection. The 0101 trial was a multicenter, multinational trial that enrolled 178 patients in a randomized, open-label design comparing three different doses of GS-4774 (2YU, 10YU or 40YU), administered in combination with oral antiviral therapy versus antiviral treatment alone. The primary endpoint for this trial was decline in serum HBV surface antigen, or HBsAg.  In May 2015, we announced top line results from this study.  Patients treated with the highest dose of GS-4774 plus ongoing oral antiviral therapy, or OAV, did not show a reduction in HBsAg at week 24, the primary endpoint of the study, but at 48 weeks had a mean -0.17 log10 reduction of HBsAg compared with a -0.04 log10 reduction in the OAV alone group

(p=not significant). Three patients receiving the highest dose of GS-4774 had HBsAg reductions between -0.94 and -3.89 log10 at 48 weeks. There was no difference in HBsAg reductions between the two lowest dose groups versus the control arm at 48 weeks.  These study results will be presented at The Liver Meeting, November 13-17, 2015 in San Francisco, CA.

•

a second Phase 2 clinical trial initiated in 2014, GS-US-330-1401, or the 1401 trial, investigating GS-4774 in patients with chronic HBV infection who are currently not receiving treatment.  The 1401 trial is a multicenter, multinational trial designed to enroll 175 patients in a randomized, open-label design comparing three different doses of GS-4774 (2YU, 10YU, or 40YU), administered in combination with tenofovir disoproxil fumarate, or TDF, versus TDF alone. The 1401 trial is enrolling patients.   The 48-week results are projected to be available in the second half of 2016.

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

In July 2015, Celgene exercised its option to an exclusive worldwide-license, with the right to sublicense, to our GI-6200 program, including product candidate GI-6207. The GI-6200 license agreement provided for an upfront option exercise payment of $1,900,000 to us and our eligibility for milestone payments of up to $120,000,000, in the aggregate, and tiered royalty payments in the low teens for any sales of GI-6200 product candidates. Celgene also assumed all development responsibilities of the Company’s GI-6300 program and all development, regulatory and commercialization costs and responsibilities related to GI-6200 product candidates, including all obligations under the Cooperative Research and Development Agreement (NCI reference #02264) dated May 8, 2008 with the National Cancer Institute, or CRADA, except our obligation to make payments due in 2016, which were made in the 3rd quarter 2015.

The NCI has completed a dose escalation Phase 1 clinical trial of GI-6207 in 25 subjects with Stage IV cancers expressing CEA, and has initiated a randomized Phase 2 trial in subjects with MTC.   The GI-6207-02 Phase 2 study is planned to enroll a total of 34 subjects in a cross-over trial design. Subjects will be administered either GI-6207 for one year or be observed for six months and then administered GI-6207 for one year. The primary endpoint for the trial will be six months after the last patient enrolls and will be the effect of GI-6207 on changes in calcitonin levels. Calcitonin is a tumor marker that can be measured in a patient’s circulating blood that correlates with tumor burden in MTC. Elevated calcitonin values after surgery indicate persistent or recurrent disease. Based on current enrollment rates, we believe that this trial could be fully enrolled in the fourth quarter 2015 or the first quarter 2016, with results available in the second half of 2016.  Celgene exercised its option to the GI-6207 program in July 2015.

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

Investigators at Memorial Sloan Kettering Cancer Center, or MSKCC, also conducted a Phase 2a trial in non-small cell lung cancer, or NSCLC, in 24 subjects. Based on the updated survival analysis from December 2013, this study showed a 43% reduction in the risk of mortality for patients administered GI-4000 compared to a matched set of controls (p=0.24 which is not statistically significant). This was an investigator sponsored study that was funded by MSKCC, and we supplied the study drug. We also conducted a Phase 2a clinical trial studying GI-4000 in colon cancer, which was conducted at the Lombardi Cancer Center at Georgetown University. This was an investigator sponsored study that was funded by the Lombardi Cancer Center, and we supplied the study drug.

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

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses. As of November 9, 2015, we have four full time employees, including our chief executive officer, two additional scientists and one general and administrative employee.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and hepatitis B or the preclinical work we are conducting in our tuberculosis program.  We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets.

On July 31, 2015, Celgene exercised its option to an exclusive worldwide-license, with the right to sublicense, to our GI-6200 program, including product candidate GI-6207. The GI-6200 license agreement provided for an upfront option exercise payment of $1.9 million to us and our eligibility for milestone payments of up to $120 million, in the aggregate, and tiered royalty payments in the low teens for any sales of GI-6200 product candidates. Celgene also assumed all development responsibilities of the Company’s GI-6300 program and all development, regulatory and commercialization costs and responsibilities related to GI-6200 product candidates, including all obligations under the CRADA, except our obligation to make payments due in 2016, which were made in the 3rd quarter of 2015.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table sets forth our results for the periods shown.

	Three months ended September 30,			%
	2015	2014	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Revenue
Collaboration license and services	$2,924	999	1,925	193%
Manufacturing services	21	307	(286)	(93%)
Total revenue	2,945	1,306	1,639	125%
Operating expenses:
Research and development expenses:
Costs of collaboration license and services	559	999	(440)	(44%)
Costs of manufacturing services	21	307	(286)	(93%)
Research and development for proprietary programs	421	453	(32)	(7%)
Total research and development	1,001	1,759	(758)	(43%)
General and administrative	1,030	1,007	23	2%
Depreciation	20	76	(56)	(74%)
Total operating expenses	2,051	2,842	(791)	(28%)
Income (loss) from operations	894	(1,536)	2,430	(158%)
Loss on extinguishment of convertible notes	—	(4,688)	4,688	(100%)
Interest expense	—	(177)	177	(100%)
Other income	—	40	(40)	100%
Income (loss) before taxes	$894	(6,361)	7,255	(114%)

Collaboration license and services revenues. Collaboration license and services revenues for the three months ended September 30, 2015 were $2.9 million compared to $1.0 million for the three months ended September 30, 2014, an increase of $1.9 million.  The increase is due primarily to the recognition of $1.8 million of revenue from the GI-6200 licensing agreement with Celgene in July 2015.

Manufacturing services revenues. Manufacturing services revenues for the three months ended September 30, 2015 were $0.02 compared to $0.3 million for the three months ended September 30, 2014, a decrease of $0.3 million.  The decrease was due to a decrease in the revenue relating to manufacturing services for Gilead for the Phase 2 HBV trial.

Costs of Collaboration License and Services. Costs of collaboration license and services expense for the three months ended September 30, 2015 was $0.6 million compared to $1.0 million for the three months ended September 30, 2014, a decrease of $0.4 million. The decrease was primarily due to a decrease in the expenses related to Phase 1 HBV clinical trial expenses and reduction in salary expense due to layoffs during the quarter.

Costs of Manufacturing Services. Costs of manufacturing services for the three months ended September 30, 2015 were $0 compared to $0.3 million for the three months ended September 30, 2014, a decrease of $0.3 million.  The decrease was due to a decrease in the expenses relating to manufacturing services for Gilead for the Phase 2 HBV trial.

Research and Development for Proprietary Programs Expense. Research and development for proprietary programs expense for the three months ended September 30, 2015 was $0.4 million compared to $0.5 million for the three months ended September 30, 2014, a decrease of $0.1 million. The decrease was due primarily to a decrease in salary expense due to layoffs during the quarter.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2015 was $1.0 million compared to $1.0 million for the three months ended September 30, 2014.  For the three months ended September 30, 2015 salary expense decreased by $0.1 million due to layoffs during the quarter and we recorded $0.1 million of gains from the sale of fixed assets which was offset by severance costs of $0.1 million and higher legal costs of $0.1 million.

Depreciation Expense. Depreciation expense for the three months ended September 30, 2015 was $0 compared to $0.1 million for the three months ended September 30, 2014.

Loss on the extinguishment of convertible notes. Loss on the extinguishment of convertible notes for the three months ended September 30, 2015 was $0 compared to $4.7 million for the three months ended September 30, 2014.  Loss on extinguishment of convertible notes in the three months ended September 30, 2014 was due to our then outstanding convertible notes converting to common stock upon the closing of our initial public offering.

Interest Expense. Interest expense for the three months ended September 30, 2015 was $0 compared to $0.2 million for the three months ended September 30, 2014. Interest expense in the three months ended September 30, 2015 was $0 as the convertible notes were converted to common stock upon the completion of the initial public offering.  In the three months ended September 30, 2014, we recorded $0.2 million of interest expense due to the $7.5 million of the convertible notes and the related amortization of debt discount and debt issuance costs.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table sets forth our results for the periods shown.

	Nine months ended September 30,			%
	2015	2014	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Revenue
Collaboration license and services	$5,122	3,436	1,686	49%
Manufacturing services	288	1,020	(732)	(72%)
Total revenue	5,410	4,456	954	21%
Operating expenses:
Research and development expenses:
Costs of collaboration license and services	2,127	2,757	(630)	(23%)
Costs of manufacturing services	288	1,020	(732)	(72%)
Research and development for proprietary programs	1,394	1,661	(267)	(16%)
Total research and development	3,809	5,438	(1,629)	(30%)
General and administrative	3,405	2,877	528	18%
Depreciation	168	218	(50)	(23%)
Total operating expenses	7,382	8,533	(1,151)	(13%)
Loss from operations	(1,972)	(4,077)	2,105	(52%)
Change in value of warrants, income (expense)	—	(1,903)	1,903	(100%)
Loss on extinguishment of convertible notes	—	(4,688)	4,688	(100%)
Interest expense	—	(3,891)	3,891	(100%)
Other income	—	40	(40)	100%
Loss before taxes	$(1,972)	(14,519)	12,547	(86%)

Collaboration license and services revenues. Collaboration license and services revenues for the nine months ended September 30, 2015 were $5.1 million compared to $3.4 million for the nine months ended September 30, 2014, an increase of $1.7 million.  The increase is due to the recognition of $1.8 million of revenue from the GI-6200 licensing agreement with Celgene in July 2015.

Manufacturing services revenues. Manufacturing services revenues for the nine months ended September 30, 2015 were $0.3 million compared to $1.0 million for the nine months ended September 30, 2014, a decrease of $0.7 million.  The decrease was due to a decrease in the revenue relating to manufacturing services for Gilead for the Phase 2 HBV trial.

Costs of Collaboration License and Services. Costs of collaboration license and services expense for the nine months ended September 30, 2015 was $2.1 million compared to $2.8 million for the nine months ended September 30, 2014, a decrease of $0.7 million. The decrease was primarily due to a decrease in the expenses related to Phase 1 HBV clinical trial expenses.

Costs of Manufacturing Services. Costs of manufacturing services for the nine months ended September 30, 2015 were $0.3 million compared to $1.0 million for the nine months ended September 30, 2014, a decrease of $0.7 million.  The decrease was due to a decrease in the expenses relating to manufacturing services for Gilead for the Phase 2 HBV trial.

Research and Development for Proprietary Programs Expense. Research and development for proprietary programs expense for the nine months ended September 30, 2015 was $1.4 million compared to $1.7 million for the nine months ended September 30,

2014, a decrease of $0.3 million. The decrease was primarily due to a reduction in employees and expenses related to the GI-4000 program and a decrease in salary expense due to layoffs during the third quarter.

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2015 was $3.4 million compared to $2.9 million for the nine months ended September 30, 2014, an increase of $0.5 million. The increase was related to the increased expense associated with being a public company, including, but not limited to, the costs associated with D&O insurance, board fees, and recurring SEC filing fees.  For the nine months ended September 30, 2015 salary expense decreased by $0.1 million due to layoffs during the quarter and offset by severance costs of $0.1 million.

Depreciation Expense. Depreciation expense for the nine months ended September 30, 2015 was $0.2 million compared to $0.2 million for the nine months ended September 30, 2014.

Change in Value of Warrants and Put and Call Options. Change in value of warrants and put and call options for the nine months ended September 30, 2015 was $0 compared to $1.9 million for the nine months ended September 30, 2014.  In the nine months ended September 30, 2015, we recorded $0 as the warrants were converted to common stock warrants during 2014 and the put and call options were extinguished when the convertible notes converted into common stock upon the completion of the initial public offering.  In the nine months ended September 30, 2014, we recorded $1.9 million of expense related to the increase in the estimated fair value of the outstanding warrants.

Loss on the extinguishment of convertible notes. Loss on the extinguishment of convertible notes for the nine months ended September 30, 2015 was $0 compared to $4.7 million for the nine months ended September 30, 2014.  Loss on extinguishment of convertible notes in the nine months ended September 30, 2014 was due to our then outstanding convertible notes converting to common stock upon the closing of our initial public offering.

Interest Expense. Interest expense for the nine months ended September 30, 2015 was $0 million compared to $3.9 million for the nine months ended September 30, 2014. Interest expense in the nine months ended September 30, 2015 was $0 as the convertible notes were converted to common stock upon the completion of the initial public offering during 2014.  In the nine months ended September 30, 2014, we recorded $3.9 million of interest expense due to the $7.5 million of the convertible notes and the related amortization of debt discount and debt issuance costs.

Liquidity and Capital Resources

Since our inception through September 30, 2015, we have funded our operations principally through the receipt of $211.0 million, in proceeds, consisting of: $108.2 million of net proceeds from the private placement of preferred equity securities; $14.6 million from the sale of common stock in our initial public offering; $0.5 million from the sale of common stock through stock option exercises; $13.4 million of net proceeds from the private placement of convertible notes; $42.3 million received under the Celgene collaboration and license agreements; $24.6 million received under the Gilead collaboration agreement and additional supply services to Gilead; and receipt of $7.4 million from research grants. We had cash and cash equivalents of $11.3 million as of September 30, 2015. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our funds are currently held in cash and money market funds that are invested in securities issued by the U.S. Treasury. We completed an initial public offering on July 8, 2014.  In the offering we sold 1,725,000 shares of our common stock, including the shares sold pursuant to the underwriter’s over-allotment option, at $10.00 per share and raised $17.3 million in proceeds before fees and expenses.  Upon completion of the offering, all of our then outstanding preferred stock converted into 2,757,825 shares of common stock in accordance with the terms of the preferred stock. Additionally, all our, outstanding preferred stock warrants were reclassified into additional paid-in capital as all of the preferred stock warrants converted into common stock warrants, the Note and the 2014 Notes, described in Note 4, converted into 51,556 and 1,116,372 shares of common stock, respectively, and the warrant issued to the holder of the Note and the warrants issued to the holders of the 2014 Notes become exercisable for 12,373 and 750,000 shares of common stock, respectively.

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses. As of November 9, 2015, we have four full time employees, including our chief executive officer, two additional scientists and one general and administrative employee.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and hepatitis B or the preclinical work we are conducting in our tuberculosis program.  We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets.

On July 31, 2015, Celgene exercised its option to an exclusive worldwide-license, with the right to sublicense, to our GI-6200 program, including product candidate GI-6207. The GI-6200 license agreement provided for an upfront option exercise payment of $1.9 million to us and our eligibility for milestone payments of up to $120 million, in the aggregate, and tiered royalty payments in the low teens for any sales of GI-6200 product candidates. Celgene also assumed all development responsibilities of the Company’s GI-

6300 program and all development, regulatory and commercialization costs and responsibilities related to GI-6200 product candidates, including all obligations under the CRADA, except our obligation to make payments due in 2016, which were made in the 3rd quarter of 2015.

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

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of September 30, 2015, we have an accumulated deficit of approximately $224.7 million. We had net income of $0.9 million and a net loss of $2.0 million for the three and nine months ended September 30, 2015, and net cash used in operating activities of $5.7 million for the nine months ended September 30, 2015. Our losses and net cash used in operating activities have resulted principally from costs incurred in our discovery and development activities. We anticipate that operating losses and net cash used in operating activities will continue to occur over the next several years.

We have historically financed our operations primarily through the sale of equity and convertible debt securities, payments pursuant to collaboration agreements, government grants and capital lease and equipment financing. We will continue to be dependent upon such sources of funds until we are able to generate positive cash flows from our operations.

We will be required to fund future operations through the sale of our equity securities, issuance of convertible debt, potential milestone payments if achieved and possible future collaboration partnerships. There can be no assurance that sufficient funds will be available to us when needed from equity or convertible debt financings, or that milestone payments will be earned or that future collaboration partnerships will be entered into. If we are unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce our current rate of spending through additional reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us or our stockholders than we would otherwise choose. These events could prevent us from successfully executing on our restructured operating plan and could raise substantial doubt about our ability to continue as a going concern in future periods.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below.

	Nine months ended September 30,
	2015	2014
Net cash used in operating activities	$(5,721)	(8,008)
Net cash provided by (used in) investing activities	204	(117)
Net cash provided by financing activities	-	21,094
Net (decrease) increase in cash and cash equivalents	(5,517)	12,969

Operating Activities

For the nine months ended September 30, 2015 and 2014, our operating activities used cash of $5.7 million and $8.0 million, respectively. The cash used in operating activities of $5.7 million for the nine months ended September 30, 2015 was primarily due to a net loss of $1.9 million primarily attributed research and development activities and by a decrease in deferred revenue of $2.4 million, which primarily resulted from the recognition of revenue under the Celgene collaboration agreement. The cash used in operating activities of $8.0 million for the nine months ended September 30, 2014 was primarily due to a net loss of $14.5 million primarily attributed to interest expense, change in value of warrants and research and development activities and by a decrease in deferred revenue of $2.8 million, which primarily resulted from the recognition of revenue under the Celgene collaboration agreement, a decrease in accounts payable of $1.0 million offset by a noncash loss on extinguishment of convertible notes of $4.7 million, a noncash interest expense of $3.9 million and noncash change in warrant and put and call option expense of $1.9 million.

Investing Activities

For the nine months ended September 30, 2015 and 2014, we did not engage in any significant investing activities.

Financing Activities

For the nine months ended September 30, 2015, we did not engage in any significant financing activities. For the nine months ended September 30, 2014, our financing activities provided net cash of $6.5 million from the issuance of the 2014 Notes and net proceeds of $14.6 million from our initial public offering.

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

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses. As of November 9, 2015, we have four full time employees, including our chief executive officer, two additional scientists and one general and administrative employee.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and hepatitis B or the preclinical work we are conducting in our tuberculosis program.  We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that as a result of the material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weakness described below, management has concluded that our financial statements for the periods included in this report are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

Internal Control Over Financial Reporting

Assessing our staffing and training procedures to improve our internal control over financial reporting is an ongoing process. We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. As a result, our management did not perform an evaluation of our internal control over financial reporting as of September 30, 2015. Further, our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting.

For the year ending December 31, 2015, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting. Under current SEC rules, our independent registered public accounting firm may also eventually be required to deliver an attestation report on the effectiveness of our internal control over financial reporting when we no longer qualify as an emerging growth company. During the year ended December 31, 2014, we identified a material weakness in our internal controls due to the fact that we only have one employee in our accounting and finance department. As a result, we were unable to allow for proper segregation of duties and reviews of transactions prior to being entered into our books and records. This material weakness continued during the nine months ended September 30, 2015. We may qualify as an emerging growth company for as long as five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if our annual gross revenues equal or exceed $1 billion, we would cease to be an emerging growth company as of the following December 31.

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

We are not profitable and have incurred significant net losses in each year since our inception in February 1995, except for 2013 and the third quarter 2015, including net income of $0.9 million and net loss of $2.0 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, we had an accumulated deficit of $224.7 million. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that our operating losses will continue over the next several years. While we reported net income in 2013 and the third quarter of 2015, we do not anticipate that we will have net income again in the foreseeable future.

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
•

the cost, timing and outcomes of regulatory proceedings, including the U.S. Food and Drug Administration, or FDA, review of any Biologics License Application, or BLA, that we or our collaborators submit;

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

BUSINESS RISKS

Risks Relating to Clinical Development and Commercialization of Our Product Candidates

If we, or our collaborators, Celgene Corporation, Gilead Sciences, Inc. and the National Cancer Institute, fail to successfully complete clinical trials, fail to obtain regulatory approval or fail to successfully commercialize our Tarmogen product candidates, our business would be harmed and the value of our securities would decline.

Investors should evaluate us in light of the uncertainties and complexities affecting a pre-commercial biopharmaceutical company. We have not completed clinical development for any of our product candidates. Our lead Tarmogen product candidate is GS-4774, which has been exclusively licensed to Gilead Sciences, Inc., or Gilead, and which is in Phase 2 clinical testing.  The GI-6300 program, including GI-6301, our oncology product targeting cancers expressing the brachyury protein, and GI-6207, our oncology product targeting cancers that express carcinoembryonic antigen, or CEA, have been exclusively licensed to Celgene.  In April 2015, the National Cancer Institute, or the NCI, opened for enrollment a Phase 2 clinical trial designed to investigate the safety and efficacy of GI-6301 in combination with radiation therapy in patients with chordoma.  GI-6207 is currently being evaluated in a Phase 2 clinical trial at the NCI to evaluate GI-6207 in subjects with medullary thyroid cancer, or MTC.

Gilead is responsible for the clinical development and any future commercialization activities for GS-4774.  In May 2015, we announced top line results from this study.  Patients treated with the highest dose of GS-4774 plus ongoing oral antiviral therapy, or OAV, did not show a reduction in HBV surface antigen, or HBsAg  at week 24, the primary endpoint of the study, but at 48 weeks had a mean -0.17 log10 reduction of HBsAg compared with a -0.04 log10 reduction in the OAV alone group (p=not significant). Three patients receiving the highest dose of GS-4774 had HBsAg reductions between -0.94 and -3.89 log10 at 48 weeks. There was no difference in HBsAg reductions between the two lowest dose groups versus the control arm at 48 weeks.  A second Phase 2 clinical trial was initiated in 2014, GS-US-330-1401, or the 1401 trial, investigating GS-4774 in patients with chronic HBV infection who are currently not receiving treatment.  The 1401 trial is a multicenter, multinational trial designed to enroll 175 patients in a randomized, open-label design comparing three different doses of GS-4774 (2YU, 10YU, or 40YU), administered in combination with tenofovir disoproxil fumarate, or TDF, versus TDF alone. The 1401 trial is enrolling patients.   The 48-week results are projected to be available in the second half of 2016.  There can be no assurance that this trial will have a better outcome than the first Phase 2 trial.

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

We have experienced difficulties enrolling patients in our smaller clinical trials due to lack of referrals and may experience similar difficulties in the future. For example, the GI-4000-05 trial conducted at the Lombardi Cancer Center at Georgetown University commenced enrollment in August 2010. Eleven subjects were enrolled as of September 30, 2015. This enrollment rate was slower than we had anticipated and enrollment has been discontinued.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the design or results of later-stage clinical trials. The positive results generated to date in clinical trials for our Tarmogen product candidates do not ensure that later clinical trials will demonstrate similar results.  For instance, in May 2015, we announced top line results for the 0101 trial of GS-4774.  These results showed that patients treated with the highest dose of GS-4774 plus ongoing OAV, did not show a reduction in serum HbsAg at week 24, the primary endpoint of the study, but at 48 weeks had a mean -0.17 log10 reduction of HBsAg compared with a -0.04 log10 reduction in the OAV alone group (p=not significant).

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

We and our collaborators have discussions with and obtain guidance from regulatory authorities regarding certain aspects of our clinical development activities. These discussions are not binding commitments on the part of regulatory authorities. Under certain circumstances, regulatory authorities may revise or retract previous guidance during the course of our clinical activities or after the completion of our clinical trials. A regulatory authority may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Prior to regulatory approval, a regulatory authority may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under a regulatory authority review. In the United States, these outside experts are convened through the FDA’s Advisory Committee process, which would report to the FDA and make recommendations that may ultimately differ from the views of the FDA.

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

Early clinical studies of our GI-6207 and GI-6301 product candidates are being conducted in collaboration with and under the direction of the NCI. These include a Phase 1 trial of GI-6301 in patients with metastatic cancer and chordoma, a Phase 2 trial of GI-6301 in patients with chordoma, and a Phase 2 clinical trial of GI-6207 in patients with MTC. In addition, there is an investigator-initiated clinical trial ongoing with our GI-4000 product candidate, a Phase 2a clinical study in colorectal cancer at the Lombardi Cancer Center at Georgetown University. We do not control the design protocols, administration or conduct of these trials and, as a result, we are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues, inappropriate trial design or trial protocols and difficulties or differences in interpreting data. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials or the trials not being conducted according to protocols may ultimately lead to the denial of regulatory approval of our product candidates, which would adversely affect our business and lead to a decline in the trading price of our securities.

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

The reduction of our workforce in 2015, and any future workforce and expense reductions, may have an adverse impact on our internal programs and may divert management attention.

We have substantially reduced the number of our executive and non-executive officers within the last twelve months. Additionally, the restructuring of our operations in June 2015 included dismissal of a large number of our staff, some of whom had advanced or specialized skills. As a result, our headcount has decreased to four full time employees as of November 9, 2015. This workforce reduction was primarily implemented to preserve our capital resources and to manage our operating expenses.  This workforce reduction may also limit our ability to complete our corporate objectives. We may also be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. While our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

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

Litigation, which could result in substantial costs to us (even if determined in our favor), may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of the proprietary rights of others. The FDA has published draft, and in some areas, final guidance documents for implementation of the Biologics Price Competition and Innovation Act, or the BPCIA, under the ACA, related to the development of follow-on biologics (biosimilars), although detailed guidance for patent litigation procedures under this act has not yet been provided.

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

As of September 30, 2015, we had available total federal and state net operating loss carryforwards of approximately $120.8 million, which expire in the years 2022 through 2034, and federal research credit carryforwards of $7.2 million, which expire in the years 2022 through 2034. Based on an analysis from our inception through December 31, 2013, we have experienced Section 382 ownership changes in June 2003 and August 2007. These two ownership changes limit our ability to utilize our federal net operating loss carryforwards (and certain other tax attributes) in future years.  We have not completed our analysis of any potential Section 382 ownership changes for the year ended December 31, 2014, but we anticipate that such an ownership change may have occurred in July 2014 upon the closing of our initial public offering which we believe will limit our ability to utilize our federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the initial public offering.

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

There can be no assurance that we will be successful in maintaining our listing of our common stock on The Nasdaq Capital Market. If we are not successful in maintaining our listing, it could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange could materially adversely affect our ability to access capital markets. As of November 6, 2015, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $7.9 million, the total market value of our listed securities was $13.9 million and the closing bid price of our common stock was $2.42 per share. As of September 30, 2015, we had a stockholders’ equity of $3.8 million.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

Our initial public offering, or IPO, of common stock was effected through a Registration Statement on Form S-1 (File No. 333-194606) declared effective by the SEC on July 1, 2014. On July 8, 2014, we sold 1,725,000 shares of common stock, including 225,000 shares sold to the underwriter pursuant to its option to purchase such shares to cover over allotments, at an initial public offering price of $10.00 per share, for aggregate gross proceeds of $17.3 million. The underwriter of the offering was Aegis Capital Corp.  Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

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

As of September 30, 2015, $7.2 million of the net proceeds from the IPO were held in cash and cash equivalents. We intend to invest these funds in the future in short-term, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government in accordance with our investment policy. Through September 30, 2015, we have used $5.4 million of our IPO proceeds for working capital or general corporate expenses. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b), other than our plan to advance an additional infectious disease product into clinical trials and through a Phase 1 study is now dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions and that we are no longer preparing our manufacturing facility for commercial scale manufacturing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GlobeImmune, Inc.

By:	/s/ Timothy C. Rodell
Timothy C. Rodell, M.D.
Chief Executive Officer, President and Director
(Principal Executive Officer)
Date: November 13, 2015

By:	/s/ C. Jeffrey Dekker
C. Jeffrey Dekker
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)
Date: November 13, 2015

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof

10.1§‡	Amendment #5 to the Collaboration and Option Agreement between the Registrant and Celgene Corporation, dated as of July 31, 2015.
10.2§‡	GI-6200 Program License Agreement between the Registrant, Celgene Corporation and Celgene Alpine Investment Co., LLC, dated as of July 31, 2015.
10.3§‡

Amendment #3 to CRADA #02264 Assignment, Assumption and Consent Agreement between the Registrant, Celgene Corporation and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, an Institute, Center or Division of the National Institutes of Health, dated as of July 31, 2015.

10.4§‡	The National Institutes of Health Patent License Agreement – Exclusive (License Number A-360-2014) between the Registrant and the NIH, dated as of July 31, 2015.

31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a) ‡

31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a) ‡

32.1	Section 1350 Certification ‡

101.INS	XBRL Instance Document ‡

101.SCH	XBRL Taxonomy Extension Schema Document ‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ‡

‡	Furnished herewith.
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