Form 10-K
period 2015-12-31
GLOBEIMMUNE INC
filed 2016-03-16
CIK 1245104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2015, was $8,530,639.

The number of shares of Registrant’s Common Stock outstanding as of March 2, 2016 was 5,751,574.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1. Business.

Overview

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs, and anticipated, expected or projected performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “enable,” “potential,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, clinical trials and U.S. Food and Drug Administration, or FDA, submissions, regulatory or competitive environments, our intellectual property, and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially.  For a description of such risks and uncertainties, which could cause our actual results, performance, or achievements to materially differ from any anticipated results, performance, or achievements, please see the risk factors under the heading “Risk Factors” in this Annual Report on Form 10-K.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the United States Securities and Exchange Commission, or the SEC, that disclose certain risks and factors that may affect our business.  This analysis should be should be read in conjunction with the audited financial statements and footnotes  for the year ended December 31, 2015 included in this Annual Report on Form 10-K.We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

We are a biopharmaceutical company focused on developing products for the treatment of cancer and infectious diseases based on our proprietary Tarmogen ® platform. We have three Tarmogen product candidates in clinical evaluation for infectious disease and multiple cancer indications.

We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets. While we continue to seek potential strategic transactions, after a thorough process, we have not identified a potential transaction to date. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.  At December 31, 2015, we had cash and equivalents of $9.9 million. Our major financial obligation is the remaining balance on our lease. Net of the total payments due over the remaining 36 months of the lease obligation, we believe we have sufficient cash to operate through the end of 2016 as we continue to evaluate strategic alternatives.

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses. As of March 1, 2016, we have two full time employees, one scientist and one general and administrative employee, and one half time employee, our chief executive officer.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and HBV.

We have two strategic collaborations with leading biotechnology companies. In 2011, Gilead Sciences, Inc., or Gilead, exclusively licensed product candidates intended to treat chronic hepatitis B virus, or HBV, infection.  A product candidate from the Gilead collaboration, GS-4774 is currently being evaluated in randomized Phase 2 clinical trials.  Celgene Corporation, or Celgene, entered into a collaboration and option agreement for certain oncology product candidates in 2009. Under this agreement, in July 2013 Celgene exercised its option for a worldwide, exclusive license to the GI-6300 program, including the GI-6301 product candidate, which targets the brachyury protein. Brachyury plays a role in the metastatic progression of certain cancers and is believed to be fundamental in the formation of chordomas, rare bone tumors of the spine.  GI-6301 is currently being evaluated in a randomized Phase 2 trial at the National Cancer Institute, or the NCI, in subjects diagnosed with chordoma.  In July 2015, Celgene exercised its option for a worldwide, exclusive license to the GI-6200 program, including the GI-6207 product candidate, which targets carcinoembryonic antigen, or CEA. GI-6207 is the second Tarmogen product candidate licensed by Celgene under the collaboration.  Under the terms of the agreement, we received an option exercise payment of $1.9 million, and are eligible for up to $120 million, in the aggregate, in potential future development, regulatory and sales milestones, and royalties on product sales.  GI-6207 is currently being evaluated in a Phase 2 clinical trial at the NCI in subjects with medullary thyroid cancer, or MTC.  Through December 31, 2015, we have received over $66 million from these collaborations.

The following tables summarize the status of our pipeline of product candidates:

INFECTIOUS DISEASE PRODUCT CANDIDATES
Product Candidate	Indication	Target	Stage of Development	Worldwide Commercial Rights	Next Development Milestone

GS-4774	Chronic hepatitis B infection	HBV antigens	Phase 2	Gilead	Complete Phase 2

GI-19000	Tuberculosis	TB antigens	Preclinical	GlobeImmune	IND

GI-2010	Human immunodeficiency virus	HIV antigens	Preclinical	GlobeImmune	IND

GI-18000	Chronic hepatitis D infection	Delta virus antigens	Preclinical	GlobeImmune	IND

ONCOLOGY PRODUCT CANDIDATES
Product Candidate	Indication	Target	Stage of Development	Worldwide Commercial Rights	Next Development Milestone

GI-6207	Medullary thyroid cancer	Carcinoembryonic Antigen	Phase 2	Celgene Option	Complete Phase 2

GI-6301	Chordoma,	Brachyury	Phase 2	Celgene License	Complete Phase 2

GI-4000	Resected pancreas cancer	Mutated Ras	Phase 2b	GlobeImmune	Validate companion diagnostic

GI-4000	Non-small cell lung cancer	Mutated Ras	Phase 2	GlobeImmune	Initiate Phase 2b

GI-4000	Colorectal cancer	Mutated Ras	Phase 2	GlobeImmune	Initiate Phase 2b

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

Subsequent to the Phase 1 trial, Gilead initiated two clinical trials of GS-4774:

•

a Phase 2 clinical trial initiated in 2013, GS-US-330-0101, or the 0101 trial, investigating GS-4774 in combination with ongoing oral antiviral treatment in patients with chronic HBV infection.  The 0101 trial was a multicenter, multinational trial that enrolled 178 patients in a randomized, open-label design comparing three different doses of GS-4774 (2YU, 10YU or 40YU), administered in combination with oral antiviral therapy versus antiviral treatment alone. The primary endpoint for this trial was decline in serum HBV surface antigen, or HBsAg.  In May 2015, we announced top line results from this study.  Patients treated with the highest dose of GS-4774 plus ongoing oral antiviral therapy, or OAV, did not show a reduction in HBsAg at week 24, the primary endpoint of the study.  These study results were presented at The Liver Meeting, November 13-17, 2015 in San Francisco, CA.

•

a second Phase 2 clinical trial initiated in 2014, GS-US-330-1401, or the 1401 trial, investigating GS-4774 in patients with chronic HBV infection who are currently not receiving treatment.  The 1401 trial is a multicenter, multinational trial designed to enroll 175 patients in a randomized, open-label design comparing three different doses of GS-4774 (2YU, 10YU, or 40YU), administered in combination with tenofovir disoproxil fumarate, or TDF, versus TDF alone. The 1401 trial is fully-enrolled and the 24-week results are projected to be available in the second quarter of 2016 and the 48-week results are projected to be available in the second half of 2016.

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

Oncology Programs

In 2009, we entered into a worldwide strategic collaboration and option agreement with Celgene focused on the discovery, development and commercialization of certain product candidates intended to treat cancer. Under the terms of this agreement we have received $31.3 million. Celgene also made a $10 million equity investment in us. Under this agreement, the GI-6300 program, including GI-6301 and the GI-6200 program, including GI-6207, were exclusively licensed by Celgene.  We have received $10.9 million in payments under these licenses and are eligible to receive up to $265 million in milestone payments as well as royalties on product sales from Celgene. For product candidates subject to option by Celgene, we are responsible for initial development under the agreement, and Celgene has the option to license each of them at specific points in the development plan. Upon the achievement of certain development, regulatory and commercial milestones, we would be eligible to receive milestone payments and tiered royalties based on net sales of each licensed product.

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

Chordoma is a rare cancer of the skull base and spine that is aggressive, locally invasive and has a poor prognosis. Chordomas are generally slow growing and frequently recur after treatment. Because of their proximity to critical structures such as the spinal cord, brainstem, nerves and arteries, they are difficult to treat and require highly specialized care.  In the United States, there are approximately 300 new cases annually. We estimate the incidence in the European Union is similar to the U.S., resulting in approximately 400 new cases annually. With an average overall survival of approximately seven to nine years, we estimate the prevalence of chordoma is approximately 2,400 in the US and 3,600 in the EU. There are no systemic therapies approved to treat chordoma.

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

•	Data for the eleven chordoma patients in the GI-6301-01 Phase 1 trial presented in October 2014 at the Connective Tissue Oncology Society (CTOS) Annual Meeting in Berlin, Germany included:
•	One patient had a partial response (9%) by RECIST that has continued past one year
•	Eight patients (73%) had stable disease by RECIST. 75% of these (6/8) had progressive disease at study entry which stabilized during administration of GI-6301.
•	82% (nine of 11 chordoma patients) showed PR or SD.
•	GI-6301 was generally well tolerated; the most common adverse events in this trial were mild/moderate injection site reactions.

We believe that the summary results from the eleven chordoma patients enrolled in this trial, as discussed above, compare favorably with historically published data.  In April 2015, we and our collaborators including the NCI and Celgene opened for enrollment a Phase 2 clinical trial designed to investigate the safety and efficacy of evaluating GI-6301 in combination with radiation therapy in patients with chordoma.    The GI-6301-02 Phase 2 clinical trial is a randomized, double-blind, placebo controlled trial of GI-6301, in combination with standard of care radiation for patients with locally advanced, unresectable chordoma.   The primary endpoint for the trial will be overall response rate defined as CR or PR by RECIST after up to 24 months of treatment.  Participants randomized to the placebo arm will be allowed to cross-over to receive GI-6301 at time of confirmed disease progression.

In July 2015, Celgene exercised its option to an exclusive worldwide-license, with the right to sublicense, to our GI-6200 program, including product candidate GI-6207. The GI-6200 license agreement provided for an upfront option exercise payment of $1.9 million to us and our eligibility for milestone payments of up to $120 million, in the aggregate, and tiered royalty payments in the low teens for any sales of GI-6200 product candidates. Celgene also assumed all development responsibilities of the Company’s GI-6300 program and all development, regulatory and commercialization costs and responsibilities related to GI-6200 product candidates, including all obligations under the Cooperative Research and Development Agreement (NCI reference #02264) dated May 8, 2008 with the National Cancer Institute, or CRADA, except our obligation to make payments due in 2016, which we made in the 3rd quarter 2015.

The NCI has completed a dose escalation Phase 1 clinical trial of GI-6207 in 25 subjects with Stage IV cancers expressing CEA, and has initiated a randomized Phase 2 trial in subjects with MTC.   The GI-6207-02 Phase 2 study is planned to enroll a total of 34 subjects in a cross-over trial design. Subjects will be administered either GI-6207 for one year or be observed for six months and then administered GI-6207 for one year. The primary endpoint for the trial will be six months after the last patient enrolls and will be the effect of GI-6207 on changes in calcitonin levels. Calcitonin is a tumor marker that can be measured in a patient’s circulating blood that correlates with tumor burden in MTC. Elevated calcitonin values after surgery indicate persistent or recurrent disease. Based on current enrollment rates, we believe that this trial could be fully enrolled in the first quarter 2016, with results available in the second half of 2016.

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

Investigators at Memorial Sloan Kettering Cancer Center, or MSKCC, also conducted a Phase 2a trial in NSCLC in 24 subjects. Based on the updated survival analysis from December 2013, this study showed a 43% reduction in the risk of mortality for patients administered GI-4000 compared to a matched set of controls (p=0.24, which is not statistically significant). This was an investigator sponsored study that was funded by MSKCC, and we supplied the study drug. We also conducted a Phase 2a clinical trial studying GI-4000 in colon cancer, which was being conducted at the Lombardi Cancer Center at Georgetown University. This was an investigator sponsored study that was funded by the Lombardi Cancer Center, and we supplied the study drug.

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

Our Strategy

Our strategy is to develop and commercialize Tarmogen products targeting diseases where lack of effective treatment represents significant unmet medical needs, while leveraging our collaborations to manage our expenses. The key components of our strategy include managing the HBV collaboration with Gilead, advancing our product candidates targeting infectious diseases, advancing the clinical development of oncology product candidates in collaboration with Celgene and the NCI and retaining certain development and commercialization rights to proprietary product candidates.  Our plans to advance our own product candidates are dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions.  We seek to manage our expenses by limiting corporate overhead spending and outsourcing appropriate functions. We intend to continue to use corporate and research collaborations to advance the development of our product candidates.

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets. While we continue to seek potential strategic transactions, after a thorough process, we have not identified a potential transaction to date. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

Expected Milestones

We expect that the following milestones may occur:

•	if Gilead elects to proceed with a Phase 2b or Phase 3 clinical study of GS-4774, we will qualify for a milestone payment from Gilead;
•	complete enrollment of the GI-6207 Phase 2 trial in subjects with medullary thyroid cancer;
•	complete enrollment of the Phase 2 study of GI-6301 in subjects with chordoma at the NCI; and
•	identify funding source for Phase 2 development in pancreas cancer or NSCLC.

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

There are currently several agents that are used for the treatment of chronic HBV infection, including two immunomodulatory drugs and five antiviral agents. Antiviral drugs have been effectively used to suppress the virus from replicating, effectively controlling the disease. However, most patients do not achieve HBsAg seroconversion, or a functional cure, on treatment and require long term therapy. Tenofovir and entecavir have emerged as the standard of care in this disease with very low rates of resistance over five years. Even with effective antiviral therapy, HBsAg seroconversion rates are less than 8% after four years of antiviral therapy.  New products increasing HBsAg seroconversion, or functional cures, would be a significant improvement in care for this disease with a high unmet medical need.

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

Phase 2

Gilead initiated two Phase 2 trials of GS-4774:

•

The 0101 trial, initiated in 2013, investigating GS-4774 in combination with ongoing oral antiviral treatment in patients with chronic HBV infection. The 0101 trial was a multicenter, multinational trial that enrolled 178 patients in a randomized, open-label design comparing three different doses of GS-4774 (2YU, 10YU or 40YU), administered in combination with oral antiviral therapy versus antiviral treatment alone. The primary endpoint for this trial was decline in serum HBsAg.  In May 2015, we announced top line results from this study.  Patients treated with the highest dose of GS-4774 plus ongoing oral antiviral therapy, or OAV, did not show a reduction in HBsAg at week 24, the primary endpoint of the study.  These study results were presented at The Liver Meeting, November 13-17, 2015 in San Francisco, CA.

•

The 1401 trial, initiated in 2014, investigating GS-4774 in patients with chronic HBV infection who are currently not receiving treatment.   The 1401 trial is a multicenter, multinational trial designed to enroll 175 patients in a randomized, open-label design comparing three different doses of GS-4774 (2YU, 10YU, or 40YU), administered in combination with tenofovir disoproxil fumarate, or TDF, versus TDF alone. The primary endpoint for this trial is decline in serum HBV surface antigen. The 1401 trial is fully-enrolled and the 24-week results are projected to be available in the second quarter of 2016 and the 48-week results are projected to be available in the second half of 2016.

The 1508 long-term follow-up registry study, initiated in 2014, for the study of individuals with chronic HBV infection, previously treated with GS-4774 is a Gilead-sponsored trial.

Other Infectious Disease Product Candidates

Several other product candidates targeting a variety of infectious diseases are being explored in preclinical programs, including tuberculosis, HIV/AIDS, hepatitis delta virus, and certain pathogenic fungi.

•

GI-19000: Tuberculosis, or TB, once considered mostly eliminated, now is a common, and in many cases lethal, infectious disease caused by Mycobacterium TB. In the United States, the estimated prevalence of latent tuberculosis infection is 4.2%, or 11.2 million people. Only 25.5% of persons with latent TB infection have been diagnosed, and only 13.2% have been prescribed treatment. TB typically attacks the lungs, but can also affect other parts of the body. It is spread through the air when people who have an active TB infection cough, sneeze, or otherwise transmit respiratory fluids through the air. Most infections are asymptomatic and latent, but about one in ten latent infections eventually progresses to active disease which, if left untreated, kills more than 50% of infected individuals. In 2013, we received a $4 million Research Project Grant by the NIAID of the NIH to support the development of Tarmogen immunotherapy product candidates intended to treat or prevent TB infection.  The work under this grant is being performed and reimbursed over four years.  We have constructed initial Tarmogen product candidates utilizing a combination of novel TB protein targets. Early experiments in mice show antigen-specific T cell immune responses.  These constructs are being evaluated with our collaborators at Colorado State University in various mouse and guinea pig models of TB infection.

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

Oncology Programs

In oncology, our strategy is to identify molecular targets that distinguish diseased cells from normal cells and activate the immune system to selectively target and eliminate only the diseased cells.  The GI-6300 program, including GI-6301, is exclusively licensed to Celgene and is being investigated for the treatment of Brachyury-expressing cancers such as chordoma. In July 2015, Celgene exercised its option to exclusively license the GI-6200 program, including GI-6207 which is being investigated for the treatment of MTC. GI-4000 is our wholly-owned oncology program for the treatment of pancreas, NSCLC and colon cancers.

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

The first Phase 2 clinical indication GI-6301 is being evaluated in is chordoma, a rare bone cancer occurring in the spine and base of the skull that is aggressive, locally invasive, and has a poor prognosis. It occurs more frequently in men than women, with a median age at diagnosis of 59 years with a generally progressive increase in incidence with age. Median overall survival for patients with this disease is 6.3 years with 5-year, 10-year and 20-year survival rates of 68%, 40% and 13% respectively.  The U.S. incidence of chordoma is approximately 300 new cases annually. We estimate the incidence in the European Union, or EU, is similar to the U.S., resulting in approximately 400 new cases annually. With an average overall survival of approximately 10 years, the prevalence of chordoma is approximately 2,400 in the US and 3,600 in EU.

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

Despite efforts at initial treatment, most chordomas will recur or progress. While many patients undergo multiple complex surgeries over several years to treat local recurrences, despite a high rate of associated secondary complications for all lesion locations, there are few reports of treatment protocols and outcomes for recurrent lesions. Previous radiation treatment often limits the ability to safely re-irradiate, as well as causing increased morbidity for subsequent surgeries. There are no FDA approved treatments for chordoma. We believe that GI-6301 in chordoma has the potential to be designated as an orphan drug.

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

In July 2015, Celgene exercised its option to an exclusive worldwide-license, with the right to sublicense, to our GI-6200 program, including product candidate GI-6207. The GI-6200 license agreement provided for an upfront option exercise payment of $1.9 million to us and our eligibility for milestone payments of up to $120 million, in the aggregate, and tiered royalty payments in the low teens for any sales of GI-6200 product candidates. Celgene also assumed all development responsibilities of the Company’s GI-6300 program and all development, regulatory and commercialization costs and responsibilities related to GI-6200 product candidates, including all obligations under the CRADA except our obligation to make payments due in 2016, which we made in the 3rd quarter 2015.

Market Opportunity

CEA is over-expressed in a number of human epithelial cancers, including NSCLC, colorectal, pancreas, breast, gastric and MTC. We estimate CEA is over-expressed in approximately 500,000 new cancer cases in the United States each year.

The American Cancer Society estimates that there were approximately 60,220 new thyroid cancer cases in the United States in 2013. We believe MTC accounts for approximately 8% of thyroid cancer cases annually in the United States. Studies show that CEA is over expressed in over 60% of MTC. Surgery is currently the only curative treatment for MTC. Patients who develop metastatic MTC have a poor prognosis, with approximately 25% and 10% survival rate at five and ten years, respectively. Furthermore, metastatic MTC is largely unresponsive to conventional chemotherapy and radiotherapy. The only approved drugs for metastatic disease have demonstrated limited clinical benefit and substantial toxicity.

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

GI-6207-02 is a randomized Phase 2 study, being performed at the NCI that is planned to enroll a total of 34 subjects in a cross-over trial design. Subjects will be administered either GI-6207 for one year or be observed for six months and then administered GI-6207 for one year. The primary endpoint for the trial will be the effect of GI-6207 on changes in calcitonin levels. Calcitonin is a tumor marker that can be measured in a patient’s circulating blood that correlates with tumor burden in MTC. Elevated calcitonin values after surgery indicate persistent or recurrent disease. We initiated this trial with the NCI in February 2013. Based on current enrollment rates, we believe that this trial could be fully enrolled in the first quarter 2016 with results available in the second half of 2016.

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

BDX-001, the resulting potential proteomic companion diagnostic test, appeared to predict whether a subject administered GI-4000 and the chemotherapy drug gemcitabine in this trial would have improved recurrence free and overall survival compared to gemcitabine alone. We believe BDX-001 differentiates between subject blood samples using the relationship of 100 different proteins and protein fragments. Overall, 21 of the 44 (48%) studied subjects administered GI-4000 and gemcitabine were classified as BDX-001 positive. In BDX-001 positive subjects administered GI-4000 and gemcitabine, there was an 11.7 month improvement in median RFS and a 16.6 month improvement in median OS compared with BDX-001 positive subjects administered placebo and gemcitabine. There was no difference in RFS or OS in the gemcitabine-alone arm based on BDX-001 selection. The proportion of BDX-001 positive patients may vary in any future studies. This study was not powered for, and these results did not reach, statistical significance. If BDX-001 is prospectively validated in a second pancreas cancer trial, this companion diagnostic could be used to select the patients appropriate for GI-4000 therapy. The BDX-001 test is controlled by Biodesix, Inc.

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

Manufacturing

All of the drug required for the three Tarmogen product candidates in clinical trials have been manufactured and filled.  Celgene and Gilead have assumed manufacturing responsibility for all clinical trial product candidates going forward.

During the restructuring of our operations in June 2015, we decommissioned our manufacturing facility and laid off all of our manufacturing staff.  While we maintain the lease on the manufacturing facility, should we decide in the future to restart it, there can be no assurance we could rebuild and staff a new facility successfully.  We have limited experience in commercial-scale manufacturing of Tarmogens. We may develop our manufacturing capacity in part by restarting and expanding our current facility or building additional facilities. This activity would require substantial additional funds and we would need to hire and train a significant number of qualified employees to staff these facilities. We may not be able to restart or develop commercial-scale manufacturing facilities that are adequate to produce materials for additional later-stage clinical trials or commercial use. Since our product candidates are produced by a biological process, we may find that our recombinant yeast strains will not exhibit the same growth characteristics if we restart our facility or other sites, or do not result in a comparable product. All of our manufacturing of Tarmogen product candidates was performed in our Colorado facility. Since we have decommissioned our manufacturing facility, we cannot currently manufacture Tarmogens on our own.

Prior to the decommission of our manufacturing facility, we commissioned an approximately 22,000 square foot facility in 2006 in Louisville, Colorado for the manufacture of clinical supplies of our product candidates. The manufacturing facility included clean room space, laboratories, support areas, a warehouse and a loading dock.

Sales and Marketing

We do not currently have any internal sales and marketing capabilities.

Oncology Products

All of our oncology product candidates other than GI-4000, for which we own worldwide rights, are subject to our Collaboration and Option Agreement, or the Celgene Agreement, signed in May 2009, and subsequently amended in November 2009, February 2010, June 2011, October  2011,  July 2013 and July 2015, with Celgene. The GI-6300 program, including GI-6301, and the GI-6200 program, including GI-6207, have been exclusively licensed by Celgene under rights specified in the Celgene Agreement. If Celgene exercises its option to another specific oncology product candidate under the Celgene Agreement, then Celgene will have an exclusive license to develop, market and sell that product in all markets worldwide. If Celgene does not exercise its option to a particular oncology product candidate, we would evaluate the opportunity and may elect to further pursue development and commercialization independently or find a new corporate partner to support that product candidate.

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

Research and Development Expenses

During 2015, 2014 and 2013, we incurred $4,483,138, $7,213,416 and $10,884,628, respectively, in expenses relating to research and development. Research and development costs are expensed as incurred and include costs of collaboration license and services, cost of manufacturing services and research and development for proprietary programs. These costs consist primarily of salaries, supplies, and contract services relating to the development of new products and technologies.

We contract with third parties to perform a range of clinical trial activities in the ongoing development of our product candidates. The terms of these agreements vary and may result in uneven payments. Payments under these contracts depend on factors such as the progress toward achievement of certain defined milestones, the successful enrollment of patients, and other events.

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

GI-4000

We believe GI-4000 is the only late-stage product candidate targeting Ras mutated cancer. There are several marketed products indicated for pancreas cancer, including Astellas Pharma Inc.’s erlotinib, Teva Pharmaceutical Industries Limited’s streptozocin, and gemcitabine, fluorouracil, or 5-FU, and mitomycin, which are marketed by several generic pharmaceutical firms. In addition, there are multiple companies or institutions conducting clinical trials of immunotherapy products in pancreas cancer, including Bristol-Myers Squibb, Merck, NCI, Bavarian Nordic, NewLink Genetics Corporation, Aduro BioTech Inc., Sidney Kimmel Comprehensive Cancer Center, Providence Health & Services, Duke University, Advantagene, Inc. and AlphaVax, Inc.

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

The Tarmogen technology platform is currently covered by seven families of patents and patent applications of which 13 are issued U.S. patents and 44 are issued foreign patents in Australia, Canada, China, Hong Kong, India, Israel, Japan, Mexico, Singapore, South Korea and multiple European countries, and of which 26 are patent applications in the U.S. and foreign jurisdictions, covering the basic Tarmogen platform, as well as various improvements and modifications to the Tarmogen platform, technology and manufacturing processes. These seven patent families are owned and/or co-owned by us and/or exclusively licensed from The Regents of the University of Colorado or The United States of America as represented by the Department of Health and Human Services, or HHS. A patent family that covered the basic Tarmogen compositions of matter and method of use expired in November 2015 in the U.S. and abroad. Following expiration of the 2015 patents, all product candidates are still covered by issued or pending patents, including those within seven patent families with claims that continue in effect through November 2021, December 2023, February 2027, February 2028, April 2030, September 2030, and April 2035, respectively, in the U.S. and abroad. The patent family expiring in November 2021 includes issued claims or the option to pursue claims in the United States for compositions, methods of use of compositions, and methods to produce compositions. The patent family expiring in December 2023 includes issued claims in the United States for compositions and methods of use of compositions. This family also includes issued claims, pending claims or the option to pursue claims for compositions and methods of use of compositions in foreign countries. The patent family expiring in

February 2027 includes issued claims for compositions in the United States, and issued claims for compositions and methods of use of compositions in foreign countries. The patent family expiring in February 2028 includes issued and pending claims in the United States for compositions, methods of use of compositions and methods to produce compositions and issued and pending claims for compositions, methods of use of compositions and methods to produce compositions in foreign countries. The patent families expiring in April 2030 and September 2030 include issued claims for compositions and methods of use of compositions and pending claims or the option to pursue claims for compositions, methods of use of compositions, and methods to produce compositions in the United States and foreign countries.  A patent family currently consisting of one international (PCT) application includes pending claims for methods of use of compositions and methods to identify subjects for treatment, and if patent applications claiming priority to this patent application issue as patents in the United States and/or abroad, such issued patents will expire in April 2035, unless the patent term is extended by patent term adjustment or patent term extension.

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

Our oncology product candidate, GI-4000, targeting cancers expressing mutated Ras, is specifically covered under three patent families that we currently own and/or co-own and/or license under our exclusive, worldwide license from The Regents of the University of Colorado, of which nine are issued U.S. patents and 15 are issued foreign patents in Australia, Canada, China, Hong Kong, India, Mexico, South Korea and Japan, and of which six are patent applications in the U.S. and foreign jurisdictions. These issued patents and any patent applications that issue as patents in the United States and/or abroad will expire in December 2023, March 2027, or February 2035, unless the patent term is extended by patent term adjustment or patent term extension. An additional patent family consists of one pending U.S. patent application and 12 pending applications in foreign jurisdictions containing subject matter related to GI-4000 that we co-own with Biodesix, Inc. These U.S. and foreign patent applications, if issued as patents in the U.S. and/or abroad, will expire March 2033, unless the patent term is extended by patent term adjustment or patent term extension. The patent families covering GI-4000 include issued claims for compositions, methods of use of compositions, and methods of detecting Ras mutants in the United States, as well as pending claims or the option to pursue claims for compositions, methods of use of compositions, and methods to identify subjects for treatment in the United States. This family also includes issued claims, pending claims or the option to pursue claims for compositions, methods of use of compositions, methods to identify subjects for treatment, and methods to produce compositions in foreign countries.

GI-6207, our oncology product candidate targeting cancers expressing CEA, is specifically covered by a patent family that we currently own and/or co-own and/or license under our exclusive, worldwide license from The Regents of the University of Colorado, of which seven are issued U.S. patents and 13 are issued foreign patent applications in Australia, Canada, China, Hong Kong, India, South Korea and Japan, and of which five are patent applications in foreign jurisdictions. These issued patents and any patent applications that issue as patents abroad will expire in December 2023, unless the patent term is extended by patent term adjustment or patent term extension. This patent family expiring in 2023 and covering GI-6207 includes issued claims in the United States, and issued claims, pending claims or the option to pursue claims for compositions and methods of use of compositions foreign countries.

GI-6301, our oncology product candidate targeting cancers expressing brachyury, is covered by three patent families. One patent family, of which seven are issued U.S. patents and 13 are issued foreign patent applications in Australia, Canada, China, Hong Kong, India, South Korea and Japan, and of which five are patent applications in foreign jurisdictions, is owned and/or co-owned by us and/or licensed under our exclusive, worldwide license from The Regents of the University of Colorado. These issued patents and any patent applications that issue as patents abroad will expire December 2023, unless the patent term is extended by patent term adjustment or patent term extension. A second patent family covering GI-6301, of which one is an issued U.S. patent, one is an issued foreign patent, and 15 are pending U.S. or foreign patent applications, is co-owned by us and the United States of America as represented by HHS. Any of these issued patents or patent applications that issue as patents in the United States and/or abroad will expire in March 2032, unless the patent term is extended by patent term adjustment or patent term extension. We also have an exclusive, worldwide license from the Public Health Service to the U.S. Government’s rights in this patent family. A third patent family covering GI-6301, of which 14 are pending U.S. or foreign patent applications, is co-owned by us and by the United States of America as represented by HHS, and if patent applications claiming priority to this patent application issue as patents in the United States and/or abroad, such issued patents will expire in March 2034, unless the patent term is extended by patent term adjustment or patent term extension. We also have an exclusive, worldwide license from the Public Health Service to the U.S. Government’s rights in this patent family. The patent families covering GI-6301 include issued claims, pending claims or the option to pursue claims for compositions, methods of use of compositions, and methods to produce compositions in the United States and foreign countries.  An additional patent family, which currently consists of one U.S. Provisional patent application and is co-owned by us and the United States of America as represented by HHS, includes claims to compositions, methods of use of compositions, and methods to produce compositions, for additional Tarmogen product candidates targeting cancers expressing brachyury, and if patent applications claiming priority to this patent application issue as patents in the United States and/or abroad, such issued patents will expire in August 2036, unless the patent term is extended by patent term adjustment or patent term extension.

Our lead product candidates in HBV infection, known collectively as GI-13000 and including GI-13020 also known as GS-4774, are primarily covered by one patent family that is owned by us and exclusively licensed to Gilead. The family currently contains 39 pending patent applications, three issued United States patents, and five issued foreign patents. The issued United States and foreign patents, as well as any of these patent applications, or patent applications claiming priority to these patent applications, if issued as patents in the United States and/or abroad, will expire February 2032, unless the patent term is extended by patent term adjustment or patent term extension. The patent family covering GI-13000 includes issued claims for compositions and methods of use of compositions in the United States and pending or allowed claims or the option to pursue claims for compositions and methods of use of compositions in the United States and foreign countries.

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

We also rely on trademark registration to protect our intellectual property. We currently have trademarks registered on the Principal Register in the United States for “GLOBEIMMUNE”, “TARMOGEN”, “GBIM” and for our company logo, and on the Principal and the Supplemental Register for “TARGETED MOLECULAR IMMUNOTHERAPY.”

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

Licensing Agreements

Celgene Corporation – Collaboration and Option Agreement

We are party to the Celgene Agreement, with Celgene and the GI-6300 Program License Agreement and the GI-6200 Program License Agreement between us and Celgene. Under the Celgene Agreement, we granted Celgene the exclusive option, on a program-by-program basis, to certain specified programs and all of our future oncology programs. Celgene declined to exercise its option to the GI-4000 program, and we own worldwide rights to this program. For each such program subject to Celgene’s option, we have agreed to conduct early development of the product candidates in such oncology program through certain predefined endpoints, at which time Celgene will have the right to exercise its option and obtain the exclusive license to develop and commercialize the product candidates in such program. However, Celgene has assumed manufacturing responsibility for product in the GI-6300 and GI-6200 programs, except for product used by the Company in clinical trials conducted by the Company.

Under the Celgene Agreement, Celgene has paid us a $31.3 million. If certain development, regulatory, and sales milestones are achieved, we would be eligible to receive up to $265 million in milestone payments for GI-6301 and GI-6207. Other future oncology programs have potential development, regulatory and sales milestones per program of up to approximately $100 million if Celgene exercises its option to license a program. If future products are commercialized, we are eligible to receive tiered royalty rates in the teens based on net sales of each licensed product candidate. In July 2013, Celgene paid us $9 million in connection with the exercise of its option to obtain an exclusive license to the GI-6300 program, including GI-6301. Under the GI-6300 license, we are eligible to receive a total of $85 million in future development and regulatory milestone payments. If a product from the GI-6300 program is commercialized, we may receive up to $60 million in sales milestone payments and tiered royalties ranging from high single digits to low double digits.  GI-6301 is currently being evaluated in a randomized Phase 2 trial at the NCI in subjects diagnosed with chordoma. In July 2015, Celgene exercised its option for a worldwide, exclusive license to the GI-6200 program, including the GI-6207 product candidate, which targets CEA.  Under the terms of the GI-6200 license agreement, GlobeImmune received an option exercise payment of $1.9 million, and is eligible for up to $120 million in potential future development, regulatory and sales milestones, and royalties on product sales.  GI-6207 is currently being evaluated in a Phase 2 clinical trial at the NCI in subjects with MTC.

Each party has the right to terminate the Celgene Agreement for the other party’s uncured material breach or insolvency, and Celgene has the right to terminate the Celgene Agreement for convenience at any time upon prior notice. Following termination of the Celgene Agreement by Celgene for our uncured material breach or insolvency, all licenses granted to Celgene will continue with respect to the programs for which Celgene has exercised its option, subject to certain continuing obligations. If not terminated earlier, the Celgene Agreement will remain in effect, for a particular product in a particular country, until the expiration of all payment obligations for such product in such country. The payment obligations for a particular product will expire in such country at the later of (i) the date of the last to expire claim on a U.S. patent for such product, (ii) the date upon which the regulatory exclusivity for such product expires, or (iii) the tenth anniversary of the first commercial sale of such product in such country.

Gilead Sciences, Inc. – License and Collaboration Agreement

We are party to a License and Collaboration Agreement, or the Gilead Agreement, dated October 24, 2011 with Gilead. Under the agreement, we granted Gilead exclusive worldwide rights to use our platform technology on Tarmogens to research, develop, and commercialize vaccine products directed at HBV. Under the agreement, we also granted Gilead licenses under certain trademarks owned or controlled by us, solely for use with respect to such HBV vaccine product.

Under the Gilead Agreement, Gilead paid us an upfront payment of $10 million and agreed to fund a Phase 1 clinical trial run by us of GS-4774. Since signing the agreement, we have received $5 million in milestone payments in association with certain milestones connected with the Phase 1 and Phase 2 clinical trials. Gilead is responsible for clinical development beyond the Phase 1a clinical trial. We are eligible to receive up to an additional $130 million in development and regulatory milestones, and if products are commercialized, tiered royalty rates in the upper single digits to mid-teens and up to $40 million of sales milestone payments based on net sales of the licensed product candidates.

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

In consideration of our license under the CU Agreement, we issued to CU shares of our common stock. We also are obligated to pay CU low single digit percentage royalties on net revenues from our sale and our sublicensee’s sale of any commercialized licensed product or process, and certain other payments. We are responsible for diligently prosecuting and maintaining the licensed CU patent rights, at our sole cost and expense.

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

National Cancer Institute – Cooperative Research and Development Agreement

We were party to the CRADA, with NCI, entered into in 2008, as amended on August 8, 2011 and on July 30, 2013.  In July 2015, Celgene assumed all obligations under the CRADA from us, except our obligation to make payments due in 2016, which we made in the 3rd quarter 2015. We previously carried out a series of collaborative research studies with NCI on the generation and analysis of yeast-based vaccines in preclinical models. Under the CRADA, the parties will jointly develop products intended to treat a variety of cancers, through collaborative research and development activities set forth in a research plan.

Public Health Service – Patent License Agreements

We are party to five license agreements with the U.S. Public Health Service, or PHS of which the NIH is an agency.  These licenses, as amended, include:

•	L-003-2007: Exclusive license to Tarmogen applications of specific NIH IP related to carcinoembryonic antigen, or CEA, effective June 12, 2007;
•	L-121-2011: Exclusive license related to applications of the Tarmogen platform in combination with viral vector based immunotherapeutics, effective August 23, 2011;

•	L-036-2012: Exclusive license to Tarmogen applications of specific NIH IP related to brachyury, effective January 3, 2012;
•	L-067-2012: Exclusive license to Tarmogen applications of specific NIH IP related to Muc1, effective March 12, 2012; and
•	L-210-2015: Exclusive license to Tarmogen applications of specific NIH IP related to Muc1-Oncoprotein, effective July 31, 2015.

These PHS agreements all contain similar terms.  Our licenses under these agreements are subject to the U.S. government’s retained rights under a non-exclusive, worldwide, royalty-free license for the practice of all inventions licensed under the PHS patent rights, by or on behalf of the U.S. government and on behalf of any foreign government or international organization pursuant to any existing or future treaty or agreement to which the U.S. government is a signatory. For purposes of encouraging basic research, the U.S. government also reserves the right to grant or require us to grant to a third party on reasonable terms a non-exclusive, non-transferable license to make and use the licensed products or licensed processes for research purpose only, but subject to PHS consulting with us in the event such third party is a commercial entity. Under certain exceptional and enumerated circumstances, the U.S. government may require us to grant a sublicense to a responsible third party applicant, on terms that are reasonable under the circumstances. The term of these agreements continues until the expiration or termination of the last to expire of the patents under the PHS patent rights, or until the agreement is earlier terminated. We have the unilateral right to terminate the agreement, or our license in any country, on written notice to PHS. PHS has the right to terminate for our uncured material breach of our obligations under the agreement, or if we become insolvent or bankrupt. PHS also has the right to terminate or modify the PHS agreements if it determines that certain specific events have occurred, such as our failure to achieve any development benchmarks or failure to satisfy unmet health and safety needs, provided such right is subject to appeal by us. Upon termination of the PHS agreements, a sublicensee of ours under the PHS patent rights may elect for termination of its sublicense, or the conversion to a license directly between it and PHS. Such conversion is subject to PHS approval and contingent upon the sublicensee’s acceptance of the remaining provisions of the PHS agreements.

In consideration of the PHS licenses under these agreements, we have agreed to pay to PHS certain low single digit percentage royalties, as a percentage of net sales of any licensed products or licensed processes, annual minimum royalty payments, and benchmark royalties in the aggregate amount of $3.0 million upon the achievement of certain benchmark events. We are also responsible for the preparation, filing, prosecution and maintenance of any and all patent applications or patents included in the licensed PHS patent rights, subject to consultation with PHS. In addition, under the agreement, we agreed to use reasonable commercial efforts to bring the licensed products and licensed processes to practical application, including meeting certain development benchmarks as agreed to by the parties, and making such licensed products and licensed processes commercially available to the public in accordance with an agreed-to commercial development plan. Upon the first commercial sale of any licensed product or licensed process, we have agreed to use reasonable commercial efforts to make reasonable quantities of such licensed product available on a compassionate use basis to patients, and to develop educational materials directed to patients and physicians.  The Company has the right to grant sublicenses, through multiple tiers, upon written approval of PHS, such approval not to be unreasonably delayed or withheld, and subject to certain additional conditions and obligations.

The terms of the PHS agreements continue until the expiration or termination of the last to expire of the patents under the applicable PHS patent rights, or until the agreements are earlier terminated. For each agreement within the PHS agreements, we have the unilateral right to terminate the agreement, or our license in any country, on written notice to PHS. PHS has the right to terminate for our uncured material breach of our obligations under the agreement, or if we become insolvent or bankrupt. PHS also has the right to terminate or modify the PHS agreements if it determines that certain specific events have occurred, such as our failure to achieve any development benchmarks or failure to satisfy unmet health and safety needs, provided that such right is subject to appeal by us. Upon termination of any of the agreements within the PHS agreements, a sublicensee of ours under the applicable PHS patent rights may elect for termination of its sublicense, or the conversion to a license directly between it and PHS. Such conversion is subject to PHS approval and contingent upon the sublicensee’s acceptance of the remaining provisions of the applicable PHS agreement.

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

Pharmaceutical product development in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the biologic for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease it is intended to treat.

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

Biosimilars

The Biologics Price Competition and Innovation Act, or BPCIA, was passed on March 23, 2010, as part of the Patient Protection and Affordable Care Act, or the ACA. The law provides for an abbreviated approval pathway for biological products that demonstrate biosimilarity or interchangeability to a previously-approved biological product. The BPCIA provides 12 years of exclusivity for innovator biological products. The BPCIA may be applied to our product candidates in the future and could be applied to allow approval of biosimilars to our products. It is not certain that we will receive 12 years of biologics marketing exclusivity for any of our products.

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

Biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new BLA, or BLA, supplement, before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs. We cannot be certain that the FDA or any other regulatory agency will grant approval for our product candidates for any other indications or any other product candidate for any indication on a timely basis, if at all.

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

Regulation Outside the United States

Biologics are also subject to extensive regulation and separate approval pathways outside of the United States. In the European Union, for example, there is a centralized approval procedure that authorizes marketing of a product in all countries of the European Union, which includes most major countries in Europe. If this procedure is not used, approval in one country of the European Union can be used to obtain approval in another country of the European Union under two simplified application processes, the mutual recognition procedure or the decentralized procedure, both of which rely on the principle of mutual recognition. After receiving regulatory approval through any of the European registration procedures, pricing and reimbursement approvals are also required in most countries.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances and biological materials. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

As of December 31, 2015, we had two full time employees, one scientist and one general and administrative employee, and one half time employee, our chief executive officer. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We are not profitable and have incurred significant net losses in each year since our inception in February 1995, except for 2013, including net losses of $2.8 million and $16.3 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had an accumulated deficit of $225.5 million. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that our operating losses will continue into the foreseeable future. While we reported net income in 2013, we do not anticipate that we will have net income again in the foreseeable future.

Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, upfront and milestone payments pursuant to our collaboration agreements, government grants and capital lease and equipment financing. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Our ability to achieve profitability is dependent on our ability, alone or with others, to complete the development of our products successfully, obtain the required regulatory approvals, or have such products manufactured and marketed by others, and market acceptance for such products. There can be no assurance as to whether or when we will achieve profitability, restructure our business or enter into a strategic transaction.  We may never be able to generate a sufficient amount of product revenue to cover our expenses.  Our plans to advance our own product candidates are dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions.

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

Development of our Tarmogen product candidates will require substantial additional funds to conduct research, development and clinical trials necessary to bring such product candidates to market and to establish manufacturing, marketing and distribution capabilities. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of the preclinical and non-clinical studies, clinical trials and other research and development activities undertaken by our collaborators;
•	the cost, timing and outcomes of regulatory proceedings, including the FDA review of any BLA that we or our collaborators submit;
•	payments required with respect to development milestones we achieve under our in-licensing agreements, including any such payments to CU or the NIH, pursuant to our license agreements with them;
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	the costs associated with commercializing our product candidates, if they receive regulatory approval;
•	the cost and timing of establishing sales and marketing capabilities;
•	competing technological efforts and market developments;
•	changes in our existing research relationships;
•	our ability to establish collaborative arrangements to the extent necessary;
•	revenues received from any future products;
•	the ability to achieve and receive milestone payments for products licensed to collaborators; and
•	payments received under any future strategic collaborations.

We anticipate that we will continue to generate significant losses for the foreseeable future. We believe that based on our current operations, together with our existing cash and cash equivalents will allow us to fund our restructured operating plan through the end of 2016. Our plans to advance our own product candidates are dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions.  However, our operating plan may change as a result of a number of factors. Changing circumstances may cause us to consume capital faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

There can be no assurance that our revenue and expense forecasts will prove to be accurate, and any change in the foregoing assumptions could require us to obtain additional financing or cease operations earlier than anticipated. There is a risk of delay or failure at any stage of developing a product candidate, and the time required and costs involved in successfully accomplishing our objectives cannot be accurately predicted. Actual drug research, development and operational costs could substantially exceed budgeted amounts, which could force us to delay, reduce the scope of or eliminate one or more of our research or development programs or cease operations.

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

If adequate funds are not available, we may be required to further delay, reduce the scope of or eliminate one or more of our research or development programs or cease operations.  For instance, we have determined that any further development of our GI-4000 oncology program is contingent on identifying additional sources of financing. Our failure to obtain adequate financing when needed and on acceptable terms would have a material adverse effect on our business, financial condition and results of operations.

There is no guarantee that even if we do engage in a strategic transaction that such strategic transaction will increase stockholder value.

We have engaged Cantor Fitzgerald & Co. to facilitate possible strategic transactions, including transactions involving the merger or sale of all or part of our assets, and other alternatives with the goal of maximizing stockholder value. While we continue to seek potential strategic transactions, after a thorough process, we have not identified a potential transaction to date. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.  We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects and impair the value of any such strategic transaction to our stockholders.

BUSINESS RISKS

Risks Relating to Clinical Development and Commercialization of Our Product Candidates

If we, or our collaborators, Celgene, Gilead and the NCI, fail to successfully complete clinical trials, fail to obtain regulatory approval or fail to successfully commercialize our Tarmogen product candidates, our business would be harmed, and the value of our securities would decline.

Investors should evaluate us in light of the uncertainties and complexities affecting a pre-commercial biopharmaceutical company. We have not completed clinical development for any of our product candidates. Our lead Tarmogen product candidate is GS-4774, which has been exclusively licensed to Gilead, and which is in Phase 2 clinical testing.  The GI-6300 program, including GI-6301, our oncology product targeting cancers expressing the brachyury protein, and the GI-6200 program, including GI-6207, our oncology product targeting cancers that express CEA have been exclusively licensed to Celgene.

In April 2015, the NCI, opened for enrollment a Phase 2 clinical trial designed to investigate the safety and efficacy of GI-6301 in combination with radiation therapy in patients with chordoma.  GI-6207 is currently being evaluated in a Phase 2 clinical trial at the NCI to evaluate GI-6207 in subjects with MTC. We do not control the execution of this trial, including the rate of and completion of enrollment of the trial.

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

Celgene will lead future clinical development and any future commercialization activities for GI-6301 and GI-6207. As a result, we will rely on Celgene’s ability and willingness to fund and execute clinical development, regulatory approvals and commercialization activities related to these product candidates.

Gilead is responsible for the clinical development and any future commercialization activities for GS-4774. In May 2015, we announced top line results for the 0101 trial of GS-4774.  Patients treated with the highest dose of GS-4774 plus ongoing OAV did not show a reduction in HBsAg at week 24, the primary endpoint of the study.  A second Phase 2 clinical trial was initiated in 2014, investigating GS-4774 in patients with chronic HBV infection who are currently not receiving treatment.  The 1401 trial is a multicenter, multinational trial designed to enroll 175 patients in a randomized, open-label design comparing three different doses of GS-4774 (2YU, 10YU, or 40YU), administered in combination with tenofovir disoproxil fumarate, or TDF, versus TDF alone. The 1401 trial is fully-enrolled and the 24-week results are projected to be available in the second quarter of 2016 and the 48-week results are projected to be available in the second half of 2016.  There can be no assurance that this trial will have a better outcome than the first Phase 2 trial. Gilead will lead future clinical development and any future commercialization activities for GS-4774. As a result, we will rely on Gilead’s ability and willingness to fund and execute clinical development, regulatory approvals and commercialization activities related to this product candidate.

Regulatory agencies, including the FDA, must approve GS-4774, GI-6301, GI-6207, GI-4000 and any of our other product candidates before they can be marketed or sold. The approval process is lengthy, requires significant capital expenditures, and the outcome is uncertain. Our, or our collaborators’, ability to obtain regulatory approval of any Tarmogen product candidate depends on, among other things, completion of additional clinical trials, whether such clinical trials demonstrate statistically significant efficacy with safety issues that do not potentially outweigh the therapeutic benefit of the product candidates, and whether the regulatory agencies agree that the data from our future clinical trials are sufficient to support approval for any of our product candidates. The final results of our current and future clinical trials may not meet FDA or other regulatory agencies’ requirements to approve a product candidate for marketing. We or our collaborators may need to conduct more clinical trials than we currently anticipate. Even if we do receive FDA or other regulatory agency approval, we or our collaborators may not be successful in commercializing approved product candidates. If any of these events occur, our business could be materially harmed and the value of our securities would decline.

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

•	the actual performance of CROs and clinical trial sites in ensuring the proper and timely conduct of our clinical trials;
•	developing and validating companion diagnostics on a timely basis;
•	adverse effects experienced by subjects in clinical trials;
•	manufacturing sufficient quantities of product candidates at the sufficient level of quality for use in clinical trials; and
•	delays in achieving study endpoints and completing data analysis for a trial.

In addition to these factors, our, or our collaborators, trials may be delayed, unsuccessful or terminated because:

•	regulators or institutional review boards, or IRBs, may not authorize us to commence or continue a clinical trial;
•	regulators or IRBs may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;
•	we, or our collaborators, may suspend or terminate our clinical trials if we or they believe that they expose the participating patients to unacceptable health risks;
•

patients may not complete clinical trials due to safety issues, side effects, such as injection site discomfort, a belief that they are receiving placebo instead of our product candidates, the length of follow-up periods, or other reasons;

•	patients with serious diseases included in our, or our collaborators, clinical trials may die or suffer other adverse medical events for reasons that may not be related to our product candidates;
•	in those trials where our product candidate is being tested in combination with one or more other therapies, deaths may occur that may be attributable to the other therapies;
•

we, or our collaborators, may have difficulty in maintaining contact with patients after administration of our Tarmogen product candidates, preventing us from collecting the data required by our study protocol;

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

Clinical trials for our product candidates require us to identify and enroll a large number of patients with the disease under investigation. We may not be able to enroll a sufficient number of patients, or those with required or desired characteristics, in a timely manner. Patient enrollment is affected by factors including:

•	severity of the disease under investigation;
•	design of the trial protocol;
•	the size and nature of the patient population;
•	eligibility criteria for the study in question;
•	lack of a sufficient number of patients who meet the enrollment criteria for our, and our collaborators’, clinical trials;
•	delays required to characterize tumor types to allow us to select the proper product candidate, which may lead patients to seek to enroll in other clinical trials or seek alternative treatments;
•	perceived risks and benefits of the product candidate under study;
•	availability of competing therapies and clinical trials;
•	efforts to facilitate timely enrollment in clinical trials;
•	scheduling conflicts with participating clinicians;
•	patient referral practices of physicians;
•	the ability to monitor patients adequately during and after administration of our Tarmogen product candidates;
•	diagnostic tests we or our collaborators develop may not effectively identify patients that respond to our product candidates; and
•	proximity and availability of clinical trial sites for prospective patients.

We have experienced difficulties enrolling patients in our smaller clinical trials due to lack of referrals and may experience similar difficulties in the future. For example, the GI-4000-05 trial conducted at the Lombardi Cancer Center at Georgetown University commenced enrollment in August 2010. Eleven subjects were enrolled as of December 31, 2015. This enrollment rate was slower than we had anticipated and enrollment has been discontinued.

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

Certain proteomic analyses have been performed on plasma samples from 90 of the subjects from the GI-4000-02 trial, potentially identifying a patient selection test named BDX-001 for future trials. Proteomic analyses were not specified in the original trial protocol for GI-4000-02 and the predictive value of the proteomic analyses will need to be validated in another clinical trial. We were only able to review a limited number of samples from the subjects in the trial, and future analysis may not confirm the analytical results we have observed to date. Future testing with a companion diagnostic designed to detect the specific protein pattern identified by the initial proteomic testing may show a different proportion of the specific protein signatures which were correlated with later recurrence of the cancer and it may also fail to show the specific protein signature is predictive of the response to GI-4000.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the design or results of later-stage clinical trials. The positive results generated to date in clinical trials for our Tarmogen product candidates do not ensure that later clinical trials will demonstrate similar results. For instance, in May 2015, we announced top line results for the 0101 trial of GS-4774.  These results showed that patients treated with the highest dose of GS-4774 plus ongoing OAV, did not show a reduction in serum HbsAg at week 24, the primary endpoint of the study. Additionally, while we have observed statistically significant improvements in the outcomes of some of our clinical trials, many of the improvements we have seen have not reached statistical significance. The test for the specific proteomic signature, called BDX-001, which we have identified through proteomic testing of subjects from our GI-4000-02 trial, may fail to predict which subjects respond to GI-4000 in our future pancreas cancer clinical trials, if any. Statistical significance is a statistical term that means that an effect is unlikely to have occurred by chance. In order to be approved, product candidates must demonstrate that their effect on patients’ diseases in the trial is statistically significant. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Early clinical trials frequently enroll patient populations that are different from the patient populations in later trials, resulting in different outcomes in later clinical trials from those in earlier stage clinical trials. In addition, adverse events may not occur in early clinical trials and only emerge in larger, late-stage clinical trials or after commercialization. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials. If later stage clinical trials do not demonstrate efficacy and safety of our product candidates we will not be able to market them and our business will be materially harmed.

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

We may be required to suspend, repeat or terminate our, or our collaborators, clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well designed.

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

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments to our, or our collaborators, clinical trial protocols may require resubmission to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors, our Tarmogen product candidates could take longer to gain regulatory approval than we expect or we may never gain approval for any product candidates, which could reduce or eliminate our revenue by delaying or terminating the commercialization of our Tarmogen product candidates.

Certain of our product candidates are being and will be studied in clinical trials conducted by the NCI, and in investigator-initiated clinical trials, the conduct of which we do not control.

Early clinical studies of our GI-6207 and GI-6301 product candidates are being conducted in collaboration with and under the direction of the NCI. These include a Phase 1 trial of GI-6301 in patients with metastatic cancer and chordoma, a Phase 2 trial of GI-6301 in patients with chordoma, and a Phase 2 clinical trial of GI-6207 in patients with MTC.. We do not control the design protocols, administration or conduct of these trials and, as a result, we are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues, inappropriate trial design or trial protocols and difficulties or differences in interpreting data. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials or the trials not being conducted according to protocols may ultimately lead to the denial of regulatory approval of our product candidates, which would adversely affect our business and lead to a decline in the trading price of our securities.

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

Sales of our products outside the United States will be subject to foreign regulatory requirements governing clinical trials, marketing approval, manufacturing, product licensing, pricing and reimbursement. These regulatory requirements vary greatly from country to country. As a result, the time required to obtain approvals outside the United States may differ from that required to obtain FDA approval, and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA, and foreign regulatory authorities could require additional testing. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our products.

Developing product candidates in combination with other therapies may lead to unforeseen side effects or failures in our clinical trials.

We, and our collaborators, are studying our product candidates in clinical trials in combination with approved therapies, including chemotherapies and antivirals, and we anticipate that if any Tarmogen product candidates are approved for marketing, they will be approved to be used only in combination with other therapies. Our, and our collaborators, development programs and planned studies carry all the risks inherent in drug development activities, including the risk that they will fail to demonstrate meaningful efficacy or acceptable safety. In addition, our development programs are subject to additional regulatory, commercial, manufacturing and other risks because of the use of other therapies in combination with our product candidates. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination may be removed from the market and thus be unavailable for testing or commercial use with any of our approved products. The other therapies we are using in combination may be replaced with newer therapies that may be effective without our product candidates or that are not compatible with our product candidates. Testing product candidates in combination with other therapies may increase the risk of significant adverse effects or test failures. The timing, outcome and cost of developing products to be used in combination with other therapies is difficult to predict and dependent on a number of factors that are outside our reasonable control. If any safety or toxicity issues arise in these clinical trials or with any approved products, the products may not be approved, which could prevent us from ever generating revenues or achieving profitability.

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

We are party to the Celgene Agreement with Celgene for the development of our oncology product candidates. Under the Celgene Agreement, Celgene has a worldwide exclusive license to the GI-6300 program, including GI-6301, and the GI-6200 program, including GI-6207. Celgene did not exercise its option to GI-4000 and returned all rights and development responsibility, including any future expenses, to us. Under the Gilead Agreement, Gilead has taken a worldwide exclusive license to all of our HBV Tarmogen product candidates. Celgene and Gilead can terminate their respective collaborations with us at any time, subject to certain notice provisions.

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

•

collaborators may not pursue development and commercialization of our product candidates, such as Celgene not exercising more of its option to any oncology programs other than GI-6301 or GI-6207, or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

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

We face a number of challenges in seeking additional collaborations. The process to establish a collaboration is complex, and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors, such as the design or results of our clinical trials, the potential market for our product candidates, the costs and complexities of manufacturing and delivering our product candidates to patients, the potential of competing products, the existence of uncertainty with respect to ownership or the coverage of our intellectual property, and industry and market conditions generally. If we were to determine that additional collaborations for our Tarmogen product candidates are necessary and were unable to enter into such collaborations on acceptable terms, we might elect to delay or scale back the development or commercialization of our product candidates in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the ACA of importance to our potential product candidates are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
•

establishment of a new and distinct methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices (generally as negotiated between the Medicare Part D plan and the pharmacy) of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•

extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations and extension of the inflation percentage applicable to existing branded drugs to new formulations for purposes of computing the inflation penalty component of Medicaid rebates;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	the new requirements under the federal Open Payments program and its implementing regulations;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and will stay in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations.

There have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. We continue to evaluate the effect that the ACA has on our business. Final regulations, guidance, amendments and judicial orders are anticipated in the near future and we will continue to assess the ACA’s impact on us as final regulations, guidance, amendments and judicial orders are issued.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may, among other things, result in more rigorous coverage criteria, additional downward pressure on the price that we receive for any approved product and anti-inflation measures that restrict our ability to increase prices. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

Failure to attract and retain key personnel could impede our ability to develop our products and to obtain new collaborations or other sources of funding.

Because of the specialized scientific nature of our business and the unique properties of our Tarmogen platform, our success is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. We are dependent on the principal members of our scientific and management staff, particularly Dr. Timothy C. Rodell. The loss of Dr. Rodell’s services might significantly delay or prevent the achievement of our research, development and business objectives. For instance, effective March 1, 2016, Dr. Rodell will devote 50% of his business time and attention to the Company.  We cannot predict what the impact of this reduction in Dr. Rodell’s business time and attention will be on the achievement of our research, development and business objectives.  We currently maintain key-man life insurance on Dr. Rodell. However, we may not continue to maintain such insurance in the future or the proceeds of such insurance may not be adequate.

The reduction of our workforce in 2015, and any future workforce and expense reductions, may have an adverse impact on our internal programs and may divert management attention.

We have substantially reduced the number of our executive and non-executive officers within the last twelve months. Additionally, the restructuring of our operations in 2015 included dismissal of a large number of our staff, some of whom had advanced or specialized skills. As a result, our headcount has decreased to two full time employees and one half time employee as of March 1, 2016. This workforce reduction was primarily implemented to preserve our capital resources and to manage our operating expenses.  This workforce reduction may also limit our ability to complete our corporate objectives. We may also be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. While our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

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

We initially grow all yeast cells for our products internally using a complex process.   During our recent restructuring we decommissioned our manufacturing facility and laid off all of our manufacturing staff.  While we still maintain the lease on the manufacturing facility, should we decide in the future to restart it, there can be no assurance we could rebuild and staff a new facility successfully.

Consistent manufacture of our products relies on maintenance of a master yeast bank, or MYB, as an essential starting material for all production. We currently store our MYB in ultra-low temperature freezers at two locations. We may discover storage stability problems that prevent use of the MYB. We may also suffer catastrophic events at the storage location that would destroy all available stocks of the MYB. Should we lose the MYB of any of our product candidates we would experience significant delays in producing, characterizing, and gaining regulatory approval to use a replacement MYB. We may not be able to replicate the original MYB with sufficient fidelity to assure regulatory authorities that we are able to produce a comparable product, which could require us to perform clinical trials to gain approval of a product candidate made with the replacement MYB. This could result in a lengthy period in which we are unable to contract to have our product candidates manufactured for clinical trials or, if any of our product candidates are approved, for sale.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

Several of the FDA approved products for HBV face patent expiration in the next several years. As a result, generic versions and biosimilars of these drugs and biologicals may become available. We expect to face competition from these products, including price-based competition. Pressure from government and private reimbursement groups, plus patient awareness and other social activist groups to reduce drug prices may also put downward pressure on the prices of drugs, including our product candidates, if they are commercialized. There has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices over the course of 2015, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods.  There have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.  Also, if a biosimilar to any of our product candidates is approved by regulatory agencies, there will be significant pricing pressure on our products, causing us or our collaborators to reduce the sales price of our products.

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

RISKS RELATING TO OUR ARRANGEMENTS WITH THIRD PARTIES

We rely on third parties to conduct our non-clinical studies and our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for our product candidates, or we may be delayed in doing so.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. Many of the substantive changes to patent law associated with the Leahy-Smith Act have only become effective within the last four years. Accordingly, it is yet not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business, our current and pending patent portfolio and future intellectual property strategy. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Litigation, which could result in substantial costs to us (even if determined in our favor), may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of the proprietary rights of others. The FDA has published draft, and in some areas, final guidance documents for implementation of the Biologics Price Competition and Innovation Act, or the BPCIA, under the ACA, related to the development of follow-on biologics (biosimilars), although patent litigation procedures under this act are only recently being utilized and the interpretation of these procedures by the courts is still being developed in the case law.

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

In addition, if our competitors have filed patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings to determine priority of invention. These proceedings, if initiated by the USPTO, could result in substantial costs to us, even if the eventual outcome is favorable to us. Such proceedings can be lengthy, are costly to defend and involve complex questions of law and fact, the outcomes of which are difficult to predict. Moreover, we may have to participate in post-grant review proceedings or third-party ex parte reexamination or inter partes review proceedings under the USPTO. An adverse outcome with respect to a third-party claim or in an interference proceeding could subject us to significant liabilities, require us to license disputed rights from third parties, or require us to cease using such technology, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We do not expect to pay any cash dividends for the foreseeable future, and our stockholders may never obtain a return on their investment.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources.  We anticipate that these costs will increase after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire additional employees in the future or engage outside consultants to help us comply with these requirements, which will increase our costs and expenses. For example, during the years ended December 31, 2015 and 2014, we identified a material weakness in our internal controls due to the fact that we only have one employee in our accounting and finance department. As a result, we were unable to allow for proper segregation of duties and reviews of transactions prior to being entered into our books and records.

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

We are required pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2015. This assessment must include disclosure of the material weaknesses identified by our management in our internal control over financial reporting. We are also required to disclose changes made in our internal control and procedures on a quarterly basis. Eventually, after we are no longer an emerging growth company, we may be required to obtain a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

We may not be able to complete our evaluations, testing and any required remediations in a timely fashion. For example, during the years ended December 31, 2015 and 2014, we identified a material weakness in our internal controls due to the fact that we only have one employee in our accounting and finance department. As a result, we were unable to allow for proper segregation of duties and reviews of transactions prior to being entered into our books and records. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. For instance, due to the material weakness identified above, we have concluded that our internal controls over financial reporting were ineffective for the year ended December 31, 2015.

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

We will remain an emerging growth company for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any date before that time, we would cease to be an emerging growth company as of the following December 31, or if our annual gross revenues equal or exceed $1 billion, we would cease to be an emerging growth company on the last day of the year in which that occurs. Investors may find our common stock less attractive because we may rely on the exemptions from certain reporting standards as an emerging growth company. If some investors find our common stock less attractive, there may be a less active trading market for our common stock, and our stock price may be more volatile or decline.

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

As of December 31, 2015, we had available total federal and state net operating loss carryforwards of approximately $122.8 million, which expire in the years 2023 through 2035, and federal research credit carryforwards of $7.2 million, which expire in the years 2023 through 2035. Based on an analysis from our inception through December 31, 2013, we have experienced Section 382 ownership changes in June 2003 and August 2007. These two ownership changes limit our ability to utilize our federal net operating loss carryforwards (and certain other tax attributes) in future years.  We have not completed our analysis of any potential Section 382 ownership changes for the years ended December 31, 2015 and 2014, but we anticipate that such an ownership change may have occurred in July 2014 upon the closing of our initial public offering which we believe will further limit our ability to utilize our federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the initial public offering.

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

There can be no assurance that we will be successful in maintaining our listing of our common stock on The Nasdaq Capital Market. If we are not successful in maintaining our listing, it could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange could materially adversely affect our ability to access capital markets. As of March 2, 2016, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $4.0 million, the total market value of our listed securities was $6.7 million and the closing bid price of our common stock was $1.17 per share. As of December 31, 2015, we had a stockholders’ equity of $3.0 million.

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

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Capital Market under the symbol “GBIM.”  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by the Nasdaq Capital Market in 2015:

Year ended December 31, 2015	High	Low
First quarter	$9.49	6.08
Second quarter	10.95	2.50
Third quarter	3.48	1.43
Fourth quarter	6.30	2.10

Stockholders

As of March 2, 2016, we had approximately 67 stockholders of record of our common stock, and the last sale price reported on the Nasdaq Capital Market for our common stock was $1.17 per share.

Dividend Policy

The holders of our common stock are entitled to dividends in such amounts and at such times, if any, as may be declared by our Board of Directors out of legally available funds. We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to our equity compensation plans as of December 31, 2015, under which our equity securities were authorized for issuance, is included in Item 12 of Part III of this Annual Report.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-194606) declared effective by the SEC on July 1, 2014. On July 8, 2014, we sold 1,725,000 shares of common stock, including 225,000 shares sold to the underwriter pursuant to its option to purchase such shares to cover over allotments at an initial public offering price of $10.00 per share, for aggregate gross proceeds of $17.3 million. The underwriter of the offering was Aegis Capital Corp. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated.

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

As of December 31, 2015, $6.2 million of the net proceeds from our initial public offering were held in cash and cash equivalents. We intend to invest these funds in the future in short term, investment grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government in accordance with our investment policy. Through December 31, 2015, we have used $8.4 million of our initial public offering proceeds for working capital or general corporate expenses. There has been no material change in our planned use of the net proceeds from our initial public offering as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b) ), other than our plan to advance an additional infectious disease product into clinical trials and through a Phase 1 study is now dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions and that we are no longer preparing our manufacturing facility for commercial scale manufacturing.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs, and anticipated, expected or projected performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “enable,” “potential,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, clinical trials and U.S. Food and Drug Administration, or FDA, submissions, regulatory or competitive environments, our intellectual property, product development and our ability to enter into and successfully complete any strategic transaction. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially.  For a description of such risks and uncertainties which could cause our actual results, performance or achievements to materially differ from any anticipated results, performance, or achievements, please see the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.   Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the United States Securities and Exchange Commission, or the SEC, that disclose certain risks and factors that may affect our business.  This analysis should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2015 included in this Annual Report on Form 10-K. We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

Overview

We are a biopharmaceutical company focused on developing products for the treatment of cancer and infectious diseases based on our proprietary Tarmogen ® platform. We have three Tarmogen product candidates in clinical evaluation for infectious disease and multiple cancer indications..

We have two strategic collaborations with leading biotechnology companies. In 2011, Gilead Sciences, Inc., or Gilead, exclusively licensed product candidates intended to treat chronic hepatitis B virus, or HBV, infection. A product candidate from the Gilead collaboration, GS-4774 is currently being evaluated in a randomized Phase 2 clinical trial.  Celgene Corporation, or Celgene, entered into a collaboration and option agreement for GlobeImmune oncology product candidates in 2009. Under this agreement, in 2013 Celgene exercised its option for a worldwide, exclusive license to the GI-6300 program including the GI-6301 product candidate, which targets the brachyury protein. Brachyury plays a role in the metastatic progression of certain cancers and is believed to be fundamental in the formation of chordomas, rare bone tumors of the spine. GI-6301 is currently being evaluated in a randomized Phase 2 trial at the NCI in subjects diagnosed with chordoma.  In July 2015, Celgene exercised its option for a worldwide, exclusive license to the GI-6200 program, including the GI-6207 product candidate, which targets carcinoembryonic antigen, or CEA. GI-6207 is the second Tarmogen product candidate licensed by Celgene under the collaboration.  Under the terms of the agreement, we received an option exercise payment of $1.9 million, and are eligible for up to $120 million, in the aggregate, in potential future development, regulatory and sales milestones, and royalties on product sales.  GI-6207 is currently being evaluated in a Phase 2 clinical trial at the NCI in subjects with MTC.  Through December 31, 2015, we have received over $66 million from these collaborations.

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses.  As of March 1, 2016, we have two full time employees, one scientist and one general and administrative employee, and one half time employee, our chief executive officer.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and HBV.  At December 31, 2015, we had cash and equivalents of $9.9 million. Our major financial obligation is the remaining balance on our lease. Net of the total payments due over the remaining 36 months of the lease obligation, we believe we have sufficient cash to operate through the end of 2016 as we continue to evaluate strategic alternatives.

We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets.  While we continue to seek potential strategic transactions, after a thorough process, we have not identified a potential transaction to date. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of December 31, 2015, we had an accumulated deficit of $225.5 million. We had a net loss of $2.8 million, $16.3 million, net income of $9.5 million for the three years ended December 31 2015, 2014 and 2013, respectively. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that operating losses will continue into the foreseeable future. Our plans to advance our own product candidates are dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions.  Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. We have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity and convertible debt securities, upfront and milestone payments pursuant to our collaboration agreements, government grants and capital lease and equipment financing. The size of our future net losses will depend, in part, on the magnitude and timing of changes in our expenses, as well as the level and rate of growth, if any, of our revenues. Our ability to achieve profitability is dependent on our ability, alone or with others, to complete the development of our product candidates successfully, obtain required regulatory approvals, manufacture and market our potential products successfully or have such products manufactured and marketed by others, and gain market acceptance for such products. There can be no assurance as to whether or when we will achieve profitability.

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

Subsequent to the Phase 1 trial, Gilead initiated two clinical trials of GS-4774:

•

a Phase 2 clinical trial initiated in 2013, investigating GS-4774 in combination with ongoing oral antiviral treatment in patients with chronic HBV infection.  The 0101 trial was a multicenter, multinational trial that enrolled 178 patients in a randomized, open-label design comparing three different doses of GS-4774 (2YU, 10YU or 40YU), administered in combination with oral antiviral therapy versus antiviral treatment alone. The primary endpoint for this trial was decline in serum HBV surface antigen, or HBsAg.  In May 2015, we announced top line results from this study.  Patients treated with the highest dose of GS-4774 plus ongoing oral antiviral therapy, or OAV, did not show a reduction in HBsAg at week 24, the primary endpoint of the study.  These study results were presented at The Liver Meeting, November 13-17, 2015 in San Francisco, CA.

•

a second Phase 2 clinical trial initiated in 2014, investigating GS-4774 in patients with chronic HBV infection who are currently not receiving treatment.  The 1401 trial is a multicenter, multinational trial designed to enroll 175 patients in a randomized, open-label design comparing three different doses of GS-4774 (2YU, 10YU, or 40YU), administered in combination with tenofovir disoproxil fumarate, or TDF, versus TDF alone. The 1401 trial is fully enrolled and the 24-week results are projected to be available in the second quarter of 2016 and the 48-week results are projected to be available in the second half of 2016.

A long-term follow-up registry study was initiated in 2014, GS-US-330-1508, or the 1508 trial, for the study of individuals with chronic HBV infection, previously treated with GS-4774 in a Gilead-sponsored trial.

In 2013, we received a $4 million Research Project Grant from the NIAID of the NIH to support the development of Tarmogen immunotherapy product candidates intended to treat and or prevent tuberculosis infection. The work under this grant is being performed and reimbursed over four years.  We have constructed initial Tarmogen product candidates expressing a combination of novel tuberculosis protein targets. Early experiments in mice show antigen-specific T cell immune responses.  These constructs are being evaluated with our collaborators at Colorado State University in various mouse and guinea pig models of tuberculosis infection.

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

Chordoma is a rare cancer of the skull base and spine that is aggressive, locally invasive and has a poor prognosis. Chordomas are generally slow growing and frequently recur after treatment. Because of their proximity to critical structures such as the spinal cord, brainstem, nerves and arteries, they are difficult to treat and require highly specialized care.  In the United States, there are approximately 300 new cases annually. We estimate the incidence in the European Union is similar to the U.S., resulting in approximately 400 new cases annually. With an average overall survival of approximately seven to nine years, we estimate the prevalence of chordoma is approximately 2,400 in the US and 3,600 in the EU. There are no systemic therapies approved to treat chordoma.

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

•	The NCI is currently completing a safety, immunology and early efficacy Phase 1 trial of GI-6301 in patients with late-stage cancers known to express the brachyury protein including chordoma.
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

•	Data for the eleven chordoma patients in the GI-6301-01 Phase 1 trial presented in October 2014 at the Connective Tissue Oncology Society (CTOS) Annual Meeting in Berlin, Germany included:
•	One patient had a partial response (9%) by RECIST that has continued past one year
•	Eight patients (73%) had stable disease by RECIST. 75% of these (6/8) had progressive disease at study entry which stabilized during administration of GI-6301.
•	82% (nine of 11 chordoma patients) showed PR or SD.
•	GI-6301 was generally well tolerated; the most common adverse events in this trial were mild/moderate injection site reactions.

We believe that the summary results from the eleven chordoma patients enrolled in this trial, as discussed above, compare favorably with historically published data.  In April 2015, we and our collaborators including the NCI and Celgene opened for enrollment a Phase 2 clinical trial designed to investigate the safety and efficacy of GI-6301 in combination with radiation therapy in patients with chordoma.  The GI-6301-02 Phase 2 clinical trial is a randomized, double-blind, placebo controlled trial of GI-6301, in combination with standard of care radiation for patients with locally advanced, unresectable chordoma.   The primary endpoint for the trial is overall response rate defined as CR or PR by RECIST after up to 24 months of treatment.  Participants randomized to the placebo arm will be allowed to cross-over to receive GI-6301 at time of confirmed disease progression.

In July 2015, Celgene exercised its option to an exclusive worldwide-license, with the right to sublicense, to our GI-6200 program, including product candidate GI-6207. The GI-6200 license agreement provided for an upfront option exercise payment of $1,900,000 to us and our eligibility for milestone payments of up to $120,000,000, in the aggregate, and tiered royalty payments in the low teens for any sales of GI-6200 product candidates. Celgene also assumed all development responsibilities of the Company’s GI-6300 program and all development, regulatory and commercialization costs and responsibilities related to GI-6200 product candidates, including all obligations under the Cooperative Research and Development Agreement (NCI reference #02264) dated May 8, 2008 with the National Cancer Institute, or CRADA, except our obligation to make payments due in 2016, which we made in the 3rd quarter 2015.

The NCI has completed a dose escalation Phase 1 clinical trial of GI-6207 in 25 subjects with Stage IV cancers expressing CEA, and has initiated a randomized Phase 2 trial in subjects with MTC.   The GI-6207-02 Phase 2 study is planned to enroll a total of 34 subjects in a cross-over trial design.  Subjects will be administered either GI-6207 for one year or be observed for six months and then administered GI-6207 for one year. The primary endpoint for the trial will be six months after the last patient enrolls and will be the effect of GI-6207 on changes in calcitonin levels. Calcitonin is a tumor marker that can be measured in a patient’s circulating blood that correlates with tumor burden in MTC.  Elevated calcitonin values after surgery indicate persistent or recurrent disease.  Based on current enrollment rates, we believe that this trial could be fully enrolled in the first quarter 2016, with results available in the second half of 2016.

We have a third, wholly-owned, clinical stage oncology program, GI-4000, that targets tumors with mutations in a protein called Ras. In March 2013, Celgene declined to exercise its option to GI-4000 and returned all rights and development responsibility to us. Further clinical development of GI-4000 is contingent on identifying additional sources of financing.  We have Phase 2 survival data in pancreas and NSCLC for GI-4000. We conducted a multicenter, placebo controlled Phase 2b pancreas cancer study. While we did not see an improvement in survival in the overall study population, we did see a non-statistically significant three month improvement in survival in a pre-specified subgroup. We also performed a retrospective analysis of 90 pre-administration blood samples using an analytic technique called proteomics. The goal of the analysis was to identify a pre-administration companion diagnostic test that could predict which subjects are likely to respond to GI-4000 to assist in subject selection for future clinical trials. BDX-001, the resulting potential proteomic companion diagnostic test, appeared to predict whether a subject administered GI-4000 and the chemotherapy drug gemcitabine in this trial would have improved recurrence free and overall survival compared to gemcitabine alone. We believe BDX-001 differentiates between subject blood samples using the relationship of 100 different proteins and protein fragments. Overall, 21 of the 44 (48%) studied subjects administered GI-4000 and gemcitabine were classified as BDX-001 positive. In BDX-001 positive subjects administered GI-4000 and gemcitabine, there was an 11.7 month improvement in median recurrence free survival, or RFS, and a 16.6 month improvement in median overall survival, or OS, compared with BDX-001 positive subjects administered placebo and gemcitabine. There was no difference in RFS or OS in the gemcitabine-alone arm based on BDX-001 selection. The proportion of BDX-001 positive patients may vary in any future studies. This study was not powered for, and these results did not reach, statistical significance. If BDX-001 is prospectively validated in a second pancreas cancer trial, this companion diagnostic could be used to select the patients appropriate for GI-4000 therapy. The BDX-001 test is controlled by Biodesix, Inc.

Investigators at MSKCC also conducted a Phase 2a trial in NSCLC in 24 subjects. Based on the updated survival analysis from December 2013, this study showed a 43% reduction in the risk of mortality for patients administered GI-4000 compared to a matched set of controls (p=0.24, which is not statistically significant). This was an investigator sponsored study that was funded by MSKCC, and we supplied the study drug. We also conducted a Phase 2a clinical trial studying GI-4000 in colon cancer, which was conducted at the Lombardi Cancer Center at Georgetown University. This was also an investigator sponsored study that was funded by the Lombardi Cancer Center, and we supplied the study drug.

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

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses.  As of March 1, 2016, we have two full time employees, one scientist and one general and administrative employee, and one half time employee, our chief executive officer.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and hepatitis B or the preclinical work we are conducting in our tuberculosis program.

We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets.  While we continue to seek potential strategic transactions, after a thorough process, we have not identified a potential transaction to date. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

In July 2015, Celgene exercised its option to an exclusive worldwide-license, with the right to sublicense, to our GI-6200 program, including product candidate GI-6207. The GI-6200 license agreement provided for an upfront option exercise payment of $1.9 million to us and our eligibility for milestone payments of up to $120 million, in the aggregate, and tiered royalty payments in the low teens for any sales of GI-6200 product candidates. Celgene also assumed all development responsibilities of the Company’s GI-6300 program and all development, regulatory and commercialization costs and responsibilities related to GI-6200 product candidates, including all obligations under the CRADA, except our obligation to make payments due in 2016, which we made in the 3rd quarter of 2015.

General and Administrative Expense

General and administrative expense primarily consists of salaries, severance and other related costs, including stock-based compensation expense, for employees and consultants in our executive, finance, accounting, legal, information technology and human resource departments. Other general and administrative expenses include facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense, insurance and accounting services.  As a result of our restructuring and the decrease in the size of our workforce, we anticipate that our general and administrative expense will remain constant , and potentially decrease, going forward.

Tax Loss Carryforwards

As of December 31, 2015, we had net operating loss carryforwards of $122.8 million and federal research credit carryforwards of $7.2 million that expire at various dates from 2023 through 2035. Sections 382 and 383 of the Internal Revenue Code of 1986 limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if, in general, the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

Based on an analysis, as defined by Section 382, from our inception in February 1995 through December 31, 2013, we have experienced Section 382 ownership changes in June 2003 and August 2007. These two ownership changes limit our ability to utilize our federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the 2003 and 2007 ownership changes.  We believe the initial public offering potentially caused a Section 382 change in ownership in July 2014, which will limit our ability to utilize our federal net operating loss carryforwards that accrued prior to our initial public offering.

Additional ownership changes may occur in the future as a result of additional equity offerings or events over which we will have little or no control, including purchases and sales of our equity by our five percent stockholders, the emergence of new five percent stockholders, redemptions of our stock or certain changes in the ownership of any of our five percent stockholders.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table sets forth our results for the periods shown.

	Year ended December 31,			%
	2015	2014	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Revenue
Collaboration license and services	$6,170	4,427	1,743	39%
Manufacturing services	288	1,540	(1,252)	(81%)
Total revenue	6,458	5,967	491	8%
Operating expenses:
Research and development expenses:
Costs of collaboration license and services	2,360	3,452	(1,092)	(32%)
Costs of manufacturing services	288	1,540	(1,252)	(81%)
Research and development for proprietary programs	1,835	2,221	(386)	(17%)
Total research and development	4,483	7,213	(2,730)	(38%)
General and administrative	4,554	4,278	276	6%
Depreciation and amortization	187	295	(108)	(37%)
Total operating expenses	9,224	11,786	(2,562)	(22%)
Income (loss) from operations	(2,766)	(5,819)	3,053	(52%)
Change in value of warrants, income (expense)	—	(1,903)	1,903	(100%)
Loss on extinguishment of convertible notes	—	(4,688)	4,688	(100%)
Interest expense	—	(3,891)	3,891	(100%)
Other income	—	40	(40)	(100%)
Income (loss) before taxes	(2,766)	(16,261)	13,495	(83%)

Collaboration license and services revenues. Collaboration license and services revenues for the year ended December 31, 2015 were $6.2 million compared to $4.4 million for the year ended December 31, 2014, an increase of $1.7 million. This increase was primarily the result of recording $1.8 million of license revenue under the July 2015 GI-6200 license agreement with Celgene in the year ended December 31, 2015.

Manufacturing services revenues. Manufacturing services revenues for the year ended December 31, 2015 were $0.3 million compared to $1.5 million for the year ended December 31, 2014.  The decrease was primarily due to a decrease in revenue relating to manufacturing services for Gilead for the Phase 2 HBV trial of $1.3 million.

Costs of collaboration license and services. Costs of collaboration license and services expense for the year ended December 31, 2015 was $2.4 million compared to $3.5 million for the year ended December 31, 2014, a decrease of $1.1 million. The decrease was primarily due to a decrease in the expenses related to the Phase 1 clinical trial for GS-4774, of $0.5 million, and reduction in salary expense, of $0.6 million, due to layoffs during the third quarter.

Costs of manufacturing services. Costs of manufacturing services for the year ended December 31, 2015 were $0.3 million compared to $1.5 million for the year ended December 31, 2014.  The decrease was primarily due to a decrease in expenses relating to manufacturing services for Gilead for the Phase 2 HBV trial of $1.3 million.

Research and development for proprietary programs expense. Research and development for proprietary programs expense for the year ended December 31, 2015 was $1.8 million compared to $2.2 million for the year ended December 31, 2014, a decrease of $0.4 million.  The decrease was primarily due to a reduction in expenses related to the GI-4000 program and a decrease in salary expense due to layoffs during the third quarter.

General and administrative expense. General and administrative expense for the year ended December 31, 2015 was $4.6 million compared to $4.3 million for the year ended December 31, 2014, an increase of $0.3 million. The increase was related to $0.5 million increase in expense associated with being a public company for the full year ended December 31, 2015, including, but not limited to, the costs associated with D&O insurance, board fees, and recurring SEC filing fees, offset by lower travel expenses of $0.1 million, and gain on sale of property and equipment of $0.2 million.

Depreciation and amortization expense. Depreciation and amortization expense for the year ended December 31, 2015 was $0.2 million compared to $0.3 million for the year ended December 31, 2014, a decrease of $0.1 million.

Change in value of warrants and put and call options. Change in value of warrants and put and call options for the year ended December 31, 2015 was a loss of $0 compared to a gain of $1.9 million for the year ended December 31, 2014.  In the year ended December 31, 2015, we recorded $0 as the warrants were converted to common stock warrants during 2014 and the put and call options were extinguished when the convertible notes converted into common stock upon the completion of the initial public offering.  In the year ended December 31, 2014, we recorded $1.9 million of expense related to the increase in the estimated fair value of the outstanding warrants and put and call options through July 8, 2014, at which time the warrants were converted to common stock warrants and the put and call options were extinguished when the convertible notes converted into common stock upon completion of our initial public offering in July 2014.

Loss on extinguishment of convertible notes. Loss on extinguishment of convertible notes for the year ended December 31, 2015 was $0 compared to $4.7 million for the year ended December 31, 2014. Loss on extinguishment of convertible notes in the year ended December 31, 2014 was due to our then outstanding convertible notes converting to common stock upon the closing of our initial public offering in July 2014.

Interest expense. Interest expense for the year ended December 31, 2015 was $0 compared to $3.9 million for the year ended December 31, 2014. Interest expense in the year ended December 31, 2014 was due to the $7.5 million of the 2014 Notes and the related amortization of debt discount and debt issuance costs through July 8, 2014 when our outstanding convertible notes converted into common stock upon the closing of our  initial public offering in July 2014.

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

Costs of collaboration license and services. Costs of collaboration license and services expense for the year ended December 31, 2014 was $3.5 million compared to $5.9 million for the year ended December 31, 2013, a decrease of $2.4 million. The decrease was primarily due to a decrease in the expenses related to the Phase 1 clinical trial for GS-4774.

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

Change in value of warrants and put and call options. Change in value of warrants and put and call options for the year ended December 31, 2014 was a loss of $1.9 million compared to a gain of $1.8 million for the year ended December 31, 2013.  In the year ended December 31, 2014, we recorded $1.9 million of expense related to the increase in the estimated fair value of the outstanding warrants and put and call options through July 8, 2014, at which time the warrants were converted to common stock warrants and the put and call options were extinguished when the convertible notes converted into common stock upon completion of our initial public offering in July 2014.  In the year ended December 31, 2013, we recorded $1.8 million of income related to the decrease in the estimated fair value of the outstanding warrants.

Loss on extinguishment of convertible notes. Loss on extinguishment of convertible notes for the year ended December 31, 2014 was $4.7 million compared to $0 for the year ended December 31, 2013. Loss on extinguishment of convertible notes in the year ended December 31, 2014 was due to our then outstanding convertible notes converting to common stock upon the closing of our initial public offering in July 2014.

Interest expense. Interest expense for the year ended December 31, 2014 was $3.9 million compared to $0 for the year ended December 31, 2013. Interest expense in the year ended December 31, 2014 was due to the $7.5 million of our convertible notes issued in 2014 and the related amortization of debt discount and debt issuance costs through July 8, 2014 when our outstanding convertible notes converted into common stock upon the closing of our initial public offering in July 2014.

Liquidity and Capital Resources

Since our inception through December 31, 2015, we have funded our operations principally through the receipt of $211.0 million, in proceeds, consisting of: $108.2 million of net proceeds from the private placement of preferred equity securities; $14.6 million from the sale of common stock in our initial public offering; $0.5 million from the sale of common stock through stock option exercises; $13.4 million of net proceeds from the private placement of convertible notes; $42.3 million received under the Celgene collaboration and license agreements; $24.6 million received under the Gilead collaboration agreement and additional supply services to Gilead; and receipt of $7.4 million from research grants. We had cash and cash equivalents of $9.9 million as of December 31, 2015. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our funds are currently held in cash and money market funds that are invested in securities issued by the U.S. Treasury. We completed an initial public offering on July 8, 2014.  In the offering we sold 1,725,000 shares of our common stock, including the shares sold pursuant to the underwriter’s over-allotment option, at $10.00 per share and raised $17.3 million in proceeds before fees and expenses.  Upon completion of the offering, all of our then outstanding preferred stock converted into 2,757,825 shares of common stock in accordance with the terms of the preferred stock. Additionally, all our, outstanding preferred stock warrants were reclassified into additional paid-in capital as all of the preferred stock warrants converted into common stock warrants, our outstanding convertible note issued to a service provider and our outstanding convertible notes issued in 2014 described in Note 4 in the Financial Statements, converted into 51,556 and 1,116,372 shares of common stock, respectively, and the warrant issued to the holder of the service provider note and the warrants issued to the holders of our notes issued in 2014 became exercisable for 12,373 and 750,000 shares of common stock, respectively.

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses.  As of March 1, 2016, we have two full time employees, one scientist and one general and administrative employee, and one half time employee, our chief executive officer.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and HBV.  We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets.

In July 2015, Celgene exercised its option to an exclusive worldwide-license, with the right to sublicense, to our GI-6200 program, including product candidate GI-6207. The GI-6200 license agreement provided for an upfront option exercise payment of $1.9 million to us and our eligibility for milestone payments of up to $120 million, in the aggregate, and tiered royalty payments in the low teens for any sales of GI-6200 product candidates. Celgene also assumed all development responsibilities of the Company’s GI-6300 program and all development, regulatory and commercialization costs and responsibilities related to GI-6200 product candidates, including all obligations under the CRADA, except our obligation to make payments due in 2016, which we made in the 3rd quarter of 2015.

Based on our current level of operations, we believe that the net proceeds from our initial public offering completed on July 8, 2014 in which we raised $17.3 million in proceeds including those proceeds resulting from shares sold pursuant to the underwriter’s exercise of its over-allotment option before fees and expenses, together with our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements through the end of 2016. Successful completion of our research and development programs, and ultimately, the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in commercial products and/or technology, obtaining adequate financing to complete our development activities, progress of collaboration arrangements, market acceptance and demand for our products, and attracting and retaining qualified personnel. Our plans to advance our own product candidates are dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter or cease our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of December 31, 2014, we have an accumulated deficit of approximately $225.5 million. We have a net loss of $2.8 million, $16.3 million and net income of 9.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, and net cash used in operating activities of $7.1 million, $10.1 million and net cash provided by operating activities of $3.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our losses and net cash used in operating activities have resulted principally from costs incurred in our discovery and development activities. We anticipate that operating losses and net cash used in operating activities will continue to occur into the foreseeable future.

We have historically financed our operations primarily through the sale of equity and convertible debt securities, payments pursuant to collaboration agreements, government grants and capital lease and equipment financing. We will continue to be dependent upon such sources of funds until we are able to generate positive cash flows from our operations.

We will be required to fund future operations through the sale of our equity securities, issuance of convertible debt, potential milestone payments if achieved and possible future collaboration partnerships. There can be no assurance that sufficient funds will be available to us when needed from equity or convertible debt financings, that milestone payments will be earned or that future collaboration partnerships will be entered into. If we are unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs or ceasing operations. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms. These events could prevent us from successfully executing on our operating plan, could raise substantial doubt about our ability to continue as a going concern in future periods or cause us to cease our operations altogether.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below.

	Year ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$(7,130)	(10,051)	3,931
Net cash provided by (used in) investing activities	218	(167)	(12)
Net cash provided by financing activities	—	21,106	2
Net increase (decrease) in cash and cash equivalents	(6,912)	10,888	3,921

Operating Activities

For the years ended December 31, 2015, 2014 and 2013, our operating activities provided (used) cash of $(7.1) million, $(10.1) million, and $3.9 million, respectively. The cash used in operating activities of $7.1 million for the year ended December 31, 2015 was primarily due to a net loss of $2.8 million primarily attributed to research and development activities and by a decrease in deferred revenue of $3.2 million, which primarily resulted from the recognition of revenue under the Celgene collaboration agreement.  The cash used in operating activities of $10.1 million for the year ended December 31, 2014 was primarily due to a net loss of $15.9 million primarily attributed to loss on extinguishment of convertible notes, interest expense, change in value of warrants and research and development activities and by a decrease in deferred revenue of $3.6 million, which primarily resulted from the recognition of revenue under the Celgene collaboration agreement, offset by a noncash loss on extinguishment of convertible notes of $4.7 million, a noncash interest expense of $3.9 million and a noncash change in warrant and put and call option expense of $1.9 million. The cash provided by operating activities of $3.9 million for the year ended December 31, 2013 was primarily due to net income of $9.5 million primarily attributed to $8.8 million of revenue from the license agreement with Celgene for GI-6300 offset by a decrease in deferred revenue of $3.1 million.

Investing Activities

For the years ended December 31, 2015, 2014 and 2013, our investing activities provided (used) cash of $0.2 million, $(0.1) million and $0, respectively, and was primarily attributable to the purchase of fixed assets offset by the sale of fixed assets in the years ended December 31, 2015 and 2014.

Financing Activities

For the year ended December 31, 2014, our financing activities provided cash of $6.5 million from the issuance of our convertible notes in 2014 and net proceeds of $14.6 million from our initial public offering. For the years ended December 31, 2015 and 2013, we did not engage in any significant financing activities.

Operating Capital Requirements

We anticipate that we will continue to generate operating losses for the foreseeable future. We believe that our existing cash and cash equivalents and contingent, future milestone payments under our collaboration agreements will allow us to fund our operations through the end of 2016. The amounts and timing of our actual expenditures depend on numerous factors, including the ongoing status of, and results from, clinical trials and other studies, achievement of milestones under our existing collaborations, completion of public or private equity or debt financings, other available financing transactions, any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter or cease our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of biopharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;
•	the cost, timing and outcomes of regulatory proceedings (including FDA review of any BLA that we file);
•	payments required with respect to development milestones we achieve under our in-licensing agreements, including any such payments to CU pursuant to our license agreement with them;
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	the costs associated with commercializing our product candidates, if they receive regulatory approval;
•	the cost and timing of developing our ability to establish sales and marketing capabilities;
•	competing technological efforts and market developments;
•	changes in our existing research relationships;
•	our ability to establish collaborative arrangements to the extent necessary;
•	revenues received from any existing or future products; and
•	payments received under any future strategic collaborations.

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses.  As of March 1, 2016, we have two full time employees, one scientist and one general and administrative employee, and one half time employee, our chief executive officer.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and hepatitis B or the preclinical work we are conducting in our tuberculosis program.  At December 31, 2015, we had cash and equivalents of $9.9 million. Our major financial obligation is the remaining balance on our lease. Net of the total payments due over the remaining 36 months of the lease obligation, we believe we have sufficient cash to operate through the end of 2016 as we continue to evaluate strategic alternatives.

We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets.  While we continue to seek potential strategic transactions, after a thorough process, we have not identified a potential transaction to date. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

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

Revenue Recognition

We currently derive our revenue from the amortization of the payments received in 2009, 2011, 2012, 2013 and 2015 for research funding through our collaboration and license agreements with Celgene and Gilead. Our collaboration agreements also provide opportunities to derive revenue from milestone payments, license fees, reimbursement of costs, and fees paid for the manufacturing of drug candidates. Our agreements with Celgene and Gilead include fees based on a nonrefundable upfront fee, nonrefundable milestone payments that are triggered upon achievement of specific development or regulatory goals, and future royalties on sales of products that result from the collaboration.

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

We recognize revenue from nonrefundable upfront payments over the estimated term of performance under the related agreements. Since the terms are not specifically identifiable in the agreements, we have estimated the performance term based on the likelihood and forecasted achievement of development commitments, and other significant commitments we must achieve. These advance payments are deferred and recorded as deferred revenue upon receipt, pending recognition, and are classified as a short-term or long-term liability in the accompanying balance sheets. We evaluate the likely performance period under our collaboration agreements on a periodic basis. If there are changes to the estimated performance period as a result of the outcome of certain events, the period over which the nonrefundable upfront payments are recognized will be adjusted prospectively. The events that will impact the estimation of the performance period include the progress of the product candidate programs and changes in the terms of our collaboration agreements.

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

Pursuant to the agreement, in July 2013 Celgene exercised its option to obtain an exclusive license to the GI-6300 program and we recorded the $9.0 million upfront option exercise milestone received in July 2013 as deferred revenue. We allocated the upfront payment using the relative selling price method between the license, $8.8 million, and services to be performed, $0.2 million, and recognized the license portion in the fourth quarter of 2013 upon delivery of all intellectual property, reports and documentation for the license to Celgene. The current estimated service period for the remaining services is through 2016.

Pursuant to the agreement, in July 2015 Celgene exercised its option to obtain an exclusive license to the GI-6200 program and we recorded the $1.8 million upfront option exercise milestone received in August 2013 as deferred revenue. We allocated the upfront payment using the relative selling price method between the license, $1.8 million, and services to be performed, $0.1 million, and recognized the license portion in the third quarter of 2015 upon delivery of all intellectual property, reports and documentation for the license to Celgene. The current estimated service period for the remaining services is through 2016.

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

Stock-Based Compensation

To date, stock-based compensation expense has not been material to our financial results. Nevertheless, we may make additional equity incentive grants, which will result in additional stock-based compensation expense. Accordingly, described below is the methodology we have employed to date in measuring such expenses.

Stock Option Valuation. We are required to estimate the grant-date fair value of stock options issued to employees and recognize this cost over the period these awards vest. We estimate the fair value of each option granted using the Black-Scholes option-pricing model. Generally, we have issued employee awards that vest over time. For these awards, we record compensation cost on a straight-line basis over the vesting period. We issue awards that typically vest 25% on the first anniversary of the date of issuance with the remaining options vesting ratably over the next 36 months.

We have issued awards to nonemployee consultants and advisers.  We account for stock options issued to nonemployees in accordance with the provisions of ASC Topic 718 and ASC Subtopic 505-50, Equity-Based Payments to Nonemployees , utilizing a Black-Scholes option pricing model and remeasuring such stock options to their current fair value until the performance date has been reached.  The compensation cost on these awards is based upon the change in fair value for the related service period rendered. We issue awards which typically vest ratably over 24 to 36 months following the date of grant.

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

Forfeitures. The stock-based compensation expense recognized has been reduced for estimated forfeitures. The estimated forfeiture rate is based on historical experience of our option plan and any adjustments in the forfeiture rate in the future will result in a cumulative adjustment in the period that this estimate is changed. Ultimately, the total compensation expense recognized for any given stock-based award over its vesting period will only be for those shares that actually vest.

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

University of Colorado. We are a party to the CU Agreement with CU. The CU Agreement grants to us an exclusive, worldwide license to make, have made, use and sell licensed products that are covered by CU patent rights, proprietary information and know-how relating to Tarmogens. In partial consideration of the license under the CU Agreement, we entered into a stock purchase agreement with CU, under which we issued to CU shares of our common stock and granted CU certain rights related to ownership of such shares. The agreement requires us to make certain advance royalty payments, which are offset against future royalties, make development milestone payments, make royalty payments based on sales of approved products, if any, and pay a portion of any consideration received by us in exchange for granting a sublicense. Development milestone payments payable to CU may total up to $150,000 per product candidate beginning upon filing of an IND and continuing through approval from the FDA and after the first commercial sale of the licensed products. Each milestone payment shall be credited against future royalties, until the full amount of such milestone payment has been credited in full.

National Institutes of Health. We are a party to a series of license agreements with the NIH consisting of the NIH MUC1-Oncoprotein license agreement dated July 31, 2015, the NIH MUC1 license agreement dated March 12, 2012, the NIH Brachyury Agreement, dated January 3, 2012 and amended in December 2014, NIH VirusPlus Agreement, dated August 23, 2011 and the NIH CEA Agreement, dated June 12, 2007. Collectively we refer to these agreements as the NIH license agreements. The NIH license agreements grant us worldwide, exclusive licenses to make and have made, to use and have used, to sell and have sold, to offer to sell and have offered for sale, and to import and have imported products relating to the use of the Tarmogen immunotherapy platform with certain antigens, other immunotherapy platforms and other intellectual property intended to treat cancer that are covered by licensed patent rights and to practice and have practiced any licensed processes in the licensed fields of use. These license agreements required us to make certain noncreditable and nonrefundable initial royalty payments upon signing of each license agreement, make certain milestone payments upon achievement of specified development and commercial milestones, make royalty payments based on sales of approved products, if any, and pay a portion of any consideration we receive in exchange for granting a sublicense.

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

•

Under the NIH MUC1-Oncoprotein Agreement, we are required to make royalty advances totaling $500,000 beginning upon the acceptance of the first filing of an application for marketing approval with the FDA through the first commercial sale, and low single digit percentage royalty payments once it begins selling products developed under the agreement.

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

Collaboration Agreements

NIH — Cooperative Research and Development Agreement. We were a party to the CRADA with the NIH. The CRADA is for the preclinical and clinical development of our proprietary yeast-based Tarmogens expressing tumor-associated antigens as potential vaccines for the prevention and/or therapy of a range of human cancers. The CRADA provides that the producing party will own all inventions invented solely by its employees.  In July 2015, Celgene assumed all obligations under the CRADA from us, except our obligation to make payments due in 2016, which we made in the 3rd quarter 2015.

Celgene Collaboration and Option Agreement. We are party to the Celgene Agreement with Celgene and the GI-6300 and the GI-6200 Program License Agreements between us and Celgene. Under the Celgene Agreement, we granted Celgene the exclusive option, on a program-by-program basis, to certain specified programs and all of our future oncology programs. Celgene declined to exercise its option to the GI-4000 program and we own worldwide rights to this program. For each such program subject to Celgene’s option, we have agreed to conduct early development of the product candidates in such oncology program through certain predefined endpoints, at which time Celgene will have the right to exercise its option and obtain the exclusive license to develop and commercialize the product candidates in such program. After the exercise of the option, Celgene will be solely responsible for the development and commercialization of the applicable products. We are responsible for the manufacture and supply of the products for both development and commercial use, for which we will be paid a fee, unless Celgene exercises its option to manufacture the products. Celgene has assumed manufacturing responsibility for clinical trial supplies in the GI-6300 program, except for clinical trial supplies used by us in clinical trials conducted by us.

Under the Celgene Agreement, Celgene paid us $31.3 million. If certain development, regulatory, and sales milestones are achieved, we would be eligible to receive up to $290 million in milestone payments for GI-6301 and GI-6207. Other future oncology programs have potential development, regulatory and sales milestones per program of up to approximately $100 million per program if Celgene exercises its option to license a program. If future products are commercialized, we are eligible to receive tiered royalty rates in the teens based on net sales of each licensed product candidate. In July 2013, Celgene paid us $9 million in connection with the exercise of its option to obtain an exclusive license to the GI-6300 program, including GI-6301. Under the GI-6300 license, we are eligible to receive a total of $85 million in future development and regulatory milestone payments. If a product from the GI-6300 program is commercialized, we may receive up to $60 million in sales milestone payments and tiered royalties ranging from high single digits to low double digits.  In July 2015, Celgene paid us $1.9 million in connection with the exercise of its option to obtain an exclusive license to the GI-6200 program, including GI-6207. Under the GI-6200 license, we are eligible to receive a total of $60 million in future development and regulatory milestone payments. If a product from the GI-6200 program is commercialized, we may receive up to $60 million in sales milestone payments and tiered royalties ranging from high single digits to low double digits.

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

Gilead License and Collaboration Agreement. We are party to the Gilead Agreement with Gilead. Under the agreement, we granted Gilead exclusive worldwide rights to use our platform technology on Tarmogens to research, develop, and commercialize vaccine products directed at HBV. Under the agreement, we also granted Gilead licenses under certain trademarks owned or controlled by us, solely for use with respect to such HBV vaccine product.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2015.

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Operating lease obligations	$2,046	609	1,437	—	—
Total	$2,046	609	1,437	—	—

Under the license agreements described above in “—Financial Obligations Related to Licensing and Development”, we are obligated to make potential milestone and royalty payments. These obligations are contingent upon achieving applicable milestone and revenue events, the timing of which cannot presently be determined.

Patents and Trademarks

We presently have a portfolio of patents and patent applications (and certain trademark registrations) with the United States Patent and Trademark Office. During the years ended December 31, 2015, 2014 and 2013, we incurred expenses related to the filing, maintenance, and initiation of our patent portfolio of $0.3 million, $0.8 million and $0.6 million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, we carried out an evaluation, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015. We have identified a material weakness in our internal controls due to the fact that we only have one employee in our accounting and finance department. As a result, we were unable to allow for proper segregation of duties and reviews of transactions prior to being entered into our books and records.  This material weakness was initially identified during the year ended December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our chief executive officer and principal financial officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal controls over financial reporting were not effective as of December 31, 2015 based on these criteria.  We have identified a material weakness in our internal controls due to the fact that we only have one employee in our accounting and finance department. As a result, we were unable to allow for proper segregation of duties and reviews of transactions prior to being entered into our books and records.   This material weakness was initially identified during the year ended December 31, 2014.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Under current SEC rules, our independent registered public accounting firm is not required to deliver an attestation report on the effectiveness of our internal control over financial reporting until we no longer qualify as an emerging growth company. We may qualify as an emerging growth company for as long as five years from our initial public offering in July 2014, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if our annual gross revenues equal or exceed $1 billion, we would cease to be an emerging growth company as of the following December 31.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including the chief executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to “Election of Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2016 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The response to this item is incorporated by reference to “Executive Compensation” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, relating to our 2016 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference to “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, relating to our 2016 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this item is incorporated by reference to “Certain Relationships and Related Transactions” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2016 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The response to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2016 Annual Meeting of Stockholders.

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

GlobeImmune, Inc.

Date: March 16, 2016	By:	/s/ Timothy C. Rodell
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

Name	Title	Date

/s/ Timothy C. Rodell	Chief Executive Officer, President and	March 16, 2016
Timothy C. Rodell, M.D.	Director (Principal Executive Officer)

/s/ C. Jeffrey Dekker	Vice President, Finance and Treasurer	March 16, 2016
C. Jeffrey Dekker	(Principal Financial and Accounting Officer)

/s/ J. William Freytag, Ph.D.	Chairman of the Board of Directors and	March 16, 2016
J. William Freytag, Ph.D.	Director

/s/ Augustine J. Lawlor	Director	March 16, 2016
Augustine J. Lawlor

/s/ Dan J. Mitchell	Director	March 16, 2016
Dan J. Mitchell

/s/ S. Edward Torres	Director	March 16, 2016
S. Edward Torres

Exhibit Index

		Incorporated By Reference
Exhibit Number	Description	Form	Filing Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	July 9, 2014	3.1
3.2	Amended and Restated Bylaws	S-1	March 17, 2014	3.5
4.1	Form of the Registrant’s Common Stock Certificate	S-1	March 17, 2014	4.1
4.2	Form of Warrants to purchase Series B Preferred Stock and Schedule of Warrantholders	S-1	March 17, 2014	4.2
4.3	Form of Warrants to purchase Series C Preferred Stock and a Schedule of Warrantholders	S-1	March 17, 2014	4.5
4.4	Form of Amended and Restated Warrant to purchase capital stock issued to Aegis Capital Corp. or its designees	S-1	March 17, 2014	4.9
4.5	Form of Amended and Restated Warrant to purchase capital stock issued to Aegis Capital Corp. or its designees	S-1	March 17, 2014	4.10
4.6	Amended and Restated Warrant to Purchase Stock, dated August 13, 2014, issued to Oxford Finance Corporation	10-Q	August 15, 2014	4.4
4.7	Amended and Restated Warrant to Purchase Stock, dated August 13, 2014, issued to SVB Financial Group	10-Q	August 15, 2014	4.5
4.8	Warrant to Purchase Common Stock, dated July 8, 2014, issued to Cooley LLP	10-Q	August 15, 2014	4.6
4.9	Form of Second Amended and Restated Warrant Certificate and Schedule of Warrantholders	10-Q	August 15, 2014	4.7
4.10	Fifth Amended and restated Stockholders Agreement between Registrant and certain holders of common and Preferred Stock dated January 14, 2010	S-1	March 17, 2014	4.12
4.10.1	Amendment No. 1 to Fifth Amended and Restated Stockholders Agreement between Registrant and certain holders of Common and Preferred Stock dated August 31, 2012	S-1	March 17, 2014	4.12.1
4.11	Reference is made to Exhibits 3.1 and 3.2 hereof
10.1#	2002 Stock Incentive Plan	S-1	March 17, 2014	10.1
10.1.1#	Form of Incentive Stock Option Agreement under 2002 Stock Incentive Plan	S-1	March 17, 2014	10.1.1
10.1.2#	Form of Non-Qualified Stock Option Agreement under 2002 Stock Incentive Plan	S-1	March 17, 2014	10.1.2
10.2#	2014 Equity Incentive Plan	S-1	March 17, 2014	10.2
10.2.1#	Form of Stock Option Grant Notice and Stock Option Agreement under 2014 Equity Incentive Plan	S-1	March 17, 2014	10.2.1
10.3#	2014 Employee Stock Purchase Plan	S-1	March 17, 2014	10.3
10.4#	Form of Indemnification Agreement between Registrant and its directors and executive officers	S-1	March 17, 2014	10.4
10.5#	Amended and Restated Executive Employment Agreement between the Registrant and Timothy C. Rodell	8-K	February 23, 2016	10.1

		Incorporated By Reference
Exhibit Number	Description	Form	Filing Date	Number	Filed Herewith
10.6#	Executive Employment Agreement between Registrant and C. Jeffrey Dekker	S-1	March 17, 2014	10.6

10.7	Lease between Registrant and Triumph 1450 LLC, dated October 25, 2005	S-1	March 17, 2014	10.7
10.7.1	Lease Amendment between Registrant and Triumph 1450 LLC, dated August 25, 2006	S-1	March 17, 2014	10.7.1
10.7.2	Second Lease Amendment between Registrant and SF Infinite Drive, LLC, dated June 3, 2010	S-1	March 17, 2014	10.7.2
10.7.3	Third Lease Amendment between Registrant and SF Infinite Drive, LLC, dated October 31, 2013	S-1	March 17, 2014	10.7.3
10.7.4	Fourth Amendment to Lease Agreement between Registrant and SF Infinite Drive, LLC, dated April 14, 2014	S-1	March 17, 2014	10.7.4
10.8§	Collaboration and Option Agreement between Registrant and Celgene Corporation, dated as of May 14, 2009	S-1	March 17, 2014	10.8
10.8.1	Amendment #1 to the Collaboration and Option Agreement between Registrant and Celgene Corporation, dated as of November 6, 2009	S-1	March 17, 2014	10.8.1
10.8.2	Amendment #2 to the Collaboration and Option Agreement between Registrant and Celgene Corporation, dated as of February 9, 2010	S-1	March 17, 2014	10.8.2
10.8.3§	Amendment #3 to the Collaboration and Option Agreement between Registrant and Celgene Corporation, dated as of June 16, 2011	S-1	March 17, 2014	10.8.3
10.8.4§	Amendment #4 to the Collaboration and Option Agreement between Registrant and Celgene Corporation, dated as of October 24, 2011	S-1	March 17, 2014	10.8.4
10.8.5§	Amendment #5 to the Collaboration and Option Agreement between Registrant and Celgene Corporation, dated as of July 31, 2015	10-Q	November 13, 2015	10.1
10.9§	GI-6300 Program License Agreement by and among the Registrant, Celgene Corporation, and Celgene Alpine Investment Co., LLC, dated July 26, 2013	S-1	March 17, 2014	10.9
10.10§	GI-6200 Program License Agreement between the Registrant, Celgene Corporation, and Celgene Alpine Investment Co., LLC, dated July 31, 2015	10-Q	November 13, 2015	10.2
10.11§	License and Collaboration Agreement between Registrant and Gilead Sciences, Inc., dated as of October 24, 2011	S-1	March 17, 2014	10.10
10.11.1	First Amendment to License and Collaboration Agreement between Registrant and Gilead Sciences, Inc, dated as of December 14, 2012	S-1	March 17, 2014	10.10.1
10.12§	Agreement between Registrant and The Regents of the University of Colorado, dated as of May 30, 2006	S-1	March 17, 2014	10.11

		Incorporated By Reference
Exhibit Number	Description	Form	Filing Date	Number	Filed Herewith
10.12.1§	Amendment (1) to Agreement and Restated Intellectual Property License Agreement among Registrant, The Regents of the University of Colorado and University License Equity Holdings, Inc., effective as of May 5, 2009	S-1	March 17, 2014	10.11.1
10.12.2§	Second Amendment to Agreement and Restated Intellectual Property License Agreement among Registrant, The Regents of the University of Colorado and University License Equity Holdings, Inc., effective as of March 12, 2010	S-1	March 17, 2014	10.11.2
10.12.3§	Stock Purchase Agreement between the Registrant and University License Equity Holding, Inc., dated the 8th day of August, 2003	S-1	March 17, 2014	10.11.3
10.12.4§	Stock Purchase Agreement between the Registrant and University License Equity Holding, Inc. dated the 15th day of October, 2003	S-1	March 17, 2014	10.11.4
10.12.5§	Stock Purchase Agreement between the Registrant and University License Equity Holding, Inc. dated the 7th day of September, 2004	S-1	March 17, 2014	10.11.5
10.12.6§	Stock Purchase Agreement between the Registrant and University License Equity Holding, Inc. dated the 25th day of August, 2005	S-1	March 17, 2014	10.11.6
10.13§	Cooperative Research and Development Agreement (CRADA #2264) between Registrant and National Cancer Institute, dated January 23, 2008	S-1	March 17, 2014	10.12
10.13.1§	Amendment No. 1 to CRADA #2264 between Registrant and National Cancer Institute, dated August 8, 2011	S-1	March 17, 2014	10.12.1
10.13.2§	Amendment No. 2 to CRADA #2264 between Registrant and National Cancer Institute, dated July 30, 2013	S-1	March 17, 2014	10.12.2
10.13.3§	Amendment #3 to CRADA #02264 Assignment, Assumption and Consent Agreement between the Registrant, Celgene Corporation and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, an Institute, Center or Division of the National Institutes of Health, dated as of July 31, 2015.	10-Q	November 13, 2015	10.3
10.14§	Public Health Service Patent License Agreement – Exclusive (License Number: L127-2007/0) (CEA) between Registrant and the National Institutes of Health, or NIH, dated as of June 11, 2007	S-1	March 17, 2014	10.13
10.14.1§	First Amendment to Public Health Service Patent License Agreement – Exclusive (License Number: L127-2007/1) (CEA) between Registrant and the NIH, dated as of April 5, 2010	S-1	March 17, 2014	10.13.1
10.14.2§	Second Amendment to Public Health Service Patent License Agreement – Exclusive (License Number: L127-2007/2) (CEA) between Registrant and the NIH, dated as of October 31, 2011	S-1	March 17, 2014	10.13.2
10.15§	Public Health Service Patent License Agreement – Exclusive (License Number L-121-2011/0) (VirusPlus) between Registrant and the NIH, dated as of August 23, 2011	S-1	March 17, 2014	10.14
10.16§	Public Health Service Patent License Agreement – Exclusive (License Number: L-036-2012/0) (Brachyury) between Registrant and the NIH, dated as of January 3, 2012	S-1	March 17, 2014	10.15

Incorporated By Reference
Exhibit Number	Description	Form	Filing Date	Number	Filed Herewith
10.16.1§	Amendment No. 1 to Public Health Service Patent License Agreement – Exclusive (License Number: L-036-2012/0) (Brachyury) between Registrant and the NIH, dated as of December 9, 2014	10-K	March 17, 2015	10.15.1
10.17§	Public Health Service Patent License Agreement – Exclusive (License Number: L-067-2012/0) (MUC1) between Registrant and the NIH, dated as of March 12, 2012	S-1	March 17, 2014	10.16
10.18§	The National Institutes of Health Patent License Agreement - Exclusive (License Number A-360-2014) between the Registrant and the NIH, dated as of July 31, 2015.	10-Q	November 13, 2015	10.4
10.19#	2014 Performance-Based Non-Equity Incentive Plan	S-1	March 17, 2014	10.17
10.20#	Form of Employee Proprietary Information and Inventions Agreement	S-1	March 17, 2014	10.18
10.21	Placement Agency Agreement between Registrant and Aegis Capital Corp., dated as of January 27, 2014	S-1	March 17, 2014	10.20
23.1	Consent of Independent Registered Public Accounting Firm				X
23.2	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management agreement or compensatory plan.
§

Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

GlobeImmune, Inc.

Louisville, Colorado

We have audited the accompanying balance sheet of GlobeImmune, Inc. (the “Company”) as of December 31, 2015, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlobeImmune, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 15, 2016

Boulder, Colorado

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

GlobeImmune, Inc.:

We have audited the accompanying balance sheet of GlobeImmune, Inc. (the Company) as of December 31, 2014, and the related statements of operations,  stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlobeImmune, Inc. as of December 31, 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boulder, Colorado

March 17, 2015

GLOBEIMMUNE, INC.

Balance Sheets

	Year ended December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$9,900,722	$16,812,459
Other current assets	1,190,053	999,892
Total current assets	11,090,775	17,812,351
Property and equipment, net	209,721	455,768
Other assets	205,645	100,000
Total assets	$11,506,141	$18,368,119

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$234,070	$572,586
Accrued liabilities	540,787	1,259,332
Deferred revenue	3,450,582	3,340,571
Total current liabilities	4,225,439	5,172,489
Other long-term liabilities	171,500	148,641
Deferred revenue	4,120,802	7,443,498
Total liabilities	8,517,741	12,764,628
Commitments and contingencies
Stockholders' equity (deficit):
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 5,751,574 shares	5,752	5,752
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and outstanding 0 shares	—	—
Additional paid-in capital	228,454,293	228,302,479
Accumulated deficit	(225,471,645)	(222,704,740)
Total stockholders' equity	2,988,400	5,603,491
Total liabilities and stockholders' equity	$11,506,141	$18,368,119

The accompanying notes are an integral part of these financial statements.

GLOBEIMMUNE, INC.

Statements of Operations

	Year ended December 31,
	2015	2014	2013
Revenue
Collaboration license and services	$6,169,634	$4,426,561	$16,350,132
Milestones	—	—	3,000,000
Manufacturing services	288,099	1,539,820	3,168,237
Total revenue	6,457,733	5,966,381	22,518,369
Operating expenses:
Research and development expenses:
Costs of collaboration license and services	2,359,961	3,452,392	5,856,013
Costs of manufacturing services	288,099	1,539,820	3,168,237
Research and development for proprietary programs	1,835,078	2,221,204	1,860,378
Total research and development	4,483,138	7,213,416	10,884,628
General and administrative	4,554,165	4,276,918	3,174,769
Depreciation and amortization	187,335	295,165	771,280
Total operating expenses	9,224,638	11,785,499	14,830,677
Income (loss) from operations	(2,766,905)	(5,819,118)	7,687,692
Change in value of warrants and put and call options, income (expense)	—	(1,903,446)	1,842,557
Loss on extinguishment of convertible notes	—	(4,687,649)	—
Interest expense	—	(3,890,662)	—
Other income	—	39,949	62,215
Income (loss) before taxes	(2,766,905)	(16,260,926)	9,592,464
Income taxes	—	—	115,765
Net income (loss)	(2,766,905)	(16,260,926)	9,476,699
Preferred stock dividends and accretion of offering costs to redemption value	—	(7,173,901)	(12,885,141)
Net loss applicable to common stockholders	$(2,766,905)	$(23,434,827)	$(3,408,442)

Weighted average shares outstanding-basic and diluted	5,751,574	2,914,690	92,522
Net loss per share attributable to common stockholders-basic and diluted	$(0.48)	$(8.04)	$(36.84)

The accompanying notes are an integral part of these financial statements.

GLOBEIMMUNE, INC.

Statements Stockholders’ (Deficit) Equity

			Stockholders’ (deficit) equity
	Redeemable, convertible				Additional		Total
	Series A through E preferred stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	(deficit) equity
Balance, January 1, 2013	86,570,158	$174,797,249	92,430	$92	$—	$(196,124,999)	$(196,124,907)

Accretion of offering costs	—	$526,957	—	$—	$—	$(526,957)	$(526,957)
Estimated fair value of options for common stock issued for services	—	—	—	—	27,165	—	27,165
Accretion of preferred stock to redemption value	—	12,358,184	—	—	(211,514)	(12,146,670)	(12,358,184)
Share-based compensation	—	—	—	—	182,550	—	182,550
Exercise of options	—	—	382	1	1,799	—	1,800
Net income	—	—	—	—	—	9,476,699	9,476,699
Balance, December 31, 2013	86,570,158	$187,682,390	92,812	$93	$—	$(199,321,927)	$(199,321,834)

Accretion of offering costs	—	$274,811	—	$—	$—	$(274,811)	$(274,811)
Estimated fair value of options for common stock issued for services	—	—	—	—	(40,747)	—	(40,747)
Accretion of preferred stock to redemption value	—	6,899,090	—	—	(52,014)	(6,847,076)	(6,899,090)
Share-based compensation	—	—	—	—	89,625	—	89,625
Exercise of options	—	—	8,009	8	37,780	—	37,788
Conversion of preferred stock to common stock upon initial public offering	(86,570,158)	(194,856,291)	2,757,825	2,758	194,853,533	—	194,856,291
Issuance of 1,725,000 shares of common stock (net of offering costs of $2,630,141)	—	—	1,725,000	1,725	14,618,134	—	14,619,859
Conversion of convertible notes to common stock	—	—	1,167,928	1,168	11,678,112	—	11,679,280
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	7,118,056	—	7,118,056
Net loss	—	—	—	—	—	(16,260,926)	(16,260,926)
Balance, December 31, 2014	—	$—	5,751,574	$5,752	$228,302,479	$(222,704,740)	$5,603,491

Estimated fair value of options for common stock issued for services	—	$—	—	$—	$12,495	$—	$12,495
Share-based compensation	—	—	—	—	139,319	—	139,319
Net loss	—	—	—	—	—	(2,766,905)	(2,766,905)
Balance, December 31, 2015	—	$—	5,751,574	$5,752	$228,454,293	$(225,471,645)	$2,988,400

The accompanying notes are an integral part of these financial statements.

GLOBEIMMUNE, INC.

Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(2,766,905)	$(16,260,926)	$9,476,699
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	187,335	295,165	771,280
Share-based compensation	139,319	89,625	182,550
Stock-based payments for services	12,495	(40,747)	27,165
Noncash interest expense from amortization of debt discount and amortization of debt issuance costs	—	3,562,946	9,268
Noncash interest expense on convertible notes	—	330,664	—
Noncash expense (income) from change in valuation of warrants and put and call options	—	1,903,446	(1,842,557)
Loss on extinguishment of convertible notes	—	4,687,649	—
Gain on sale of property and equipment	(159,248)	(91,285)	—
Changes in operating assets and liabilities:
Increase in other current assets	(295,806)	(98,996)	(14,501)
Decrease in accounts payable	(338,516)	(1,164,035)	(828,883)
Increase (decrease) in accrued liabilities	(718,545)	338,370	(710,820)
Decrease in deferred revenue	(3,212,685)	(3,629,806)	(3,142,740)
Increase in other long-term liabilities	22,859	26,834	4,266
Net cash provided by (used in) operating activities	(7,129,697)	(10,051,096)	3,931,727
Cash flows from investing activities:
Purchase of property and equipment	(35,742)	(294,200)	(12,234)
Sale of property and equipment	253,702	127,354	—
Net cash provided by (used in) investing activities	217,960	(166,846)	(12,234)
Cash flows from financing activities:
Proceeds from issuance of common stock from stock option exercises	—	37,788	1,800
Proceeds from issuance of convertible promissory notes	—	7,500,000	—
Convertible promissory notes issuance costs	—	(1,051,487)	—
Proceeds from issuance of common stock	—	17,250,000	—
Common stock issuance costs	—	(2,630,141)	—
Net cash provided by financing activities	—	21,106,160	1,800
Net increase (decrease) in cash and cash equivalents	(6,911,737)	10,888,218	3,921,293
Cash and cash equivalents, beginning of period	16,812,459	5,924,241	2,002,948
Cash and cash equivalents, end of period	$9,900,722	$16,812,459	$5,924,241
Supplemental disclosures of noncash investing and financing activities:
Accretion of preferred stock (dividends)	$—	$6,899,090	$9,268,638
Accretion of preferred stock (offering costs)	—	274,811	395,217
Fair value of warrants and put option issued in connection with convertible note payable	—	6,121,533	—
Fair value of warrants issued for debt issuance costs	—	876,778	—
Non-cash conversion of convertible promissory notes to common stock	—	8,226,658	—
Non-cash conversion of preferred stock to common stock	—	194,856,289	—

The accompanying notes are an integral part of these financial statements.

GLOBEIMMUNE, INC.

Notes to Financial Statements

December 31, 2015 and 2014

(1)	Organization and Nature of Business

GlobeImmune, Inc. (the Company) was incorporated as Ceres Pharmaceuticals, Ltd. in Colorado on February 10, 1995. The Company changed its name to GlobeImmune, Inc. on May 26, 2001, and reincorporated in Delaware on June 5, 2002. The Company is a biopharmaceutical company focused on developing therapeutic products for cancer and infectious diseases based on our proprietary Tarmogen ® platform. The Company has two strategic collaborations with leading biotechnology companies. In October 2011, Gilead Sciences, Inc., or Gilead, exclusively licensed product candidates to treat chronic hepatitis B virus, or HBV, infection. Celgene Corporation, or Celgene, entered into a collaboration and option agreement for certain oncology product candidates in May 2009. Under this agreement, in July 2013 Celgene exercised its option for a worldwide, exclusive license to the GI-6300 program, which is a Tarmogens program targeting the brachyury protein, and in July 2015 Celgene exercised its option for a worldwide, exclusive license to the GI-6200 program, which is a Tarmogen that expresses a modified version of the human carcinoembryonic antigen, or CEA, protein as the target antigen. The Company has three product candidates in five ongoing clinical trials.

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

(2)	Liquidity Risks

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing research and development spending. As of December 31, 2015 and 2014, the Company had an accumulated deficit of $225,471,645 and $222,704,740, respectively. The Company had net losses of $2,766,905 and 16,260,926 and net income of $9,476,699  for the years ended December 31, 2015, 2014 and 2013, respectively, and net cash used in operating activities of $7,129,697 and $10,051,096 and net cash provided by operating activities of $3,931,727  for the years ended December 31, 2015, 2014 and 2013, respectively. The Company anticipates that operating losses and net cash used in operating activities will continue into the foreseeable future.

The Company has historically financed its operations primarily through the sale of equity securities, payments pursuant to collaboration agreements, government grants and equipment financing. The Company will continue to be dependent upon such sources of funds until it is able to generate positive cash flows from its operations. The Company believes that its existing cash and cash equivalents as of December 31, 2015 will be sufficient to fund operations through at least January 1, 2017.

The Company will be required to fund future operations through the sale of its equity securities, issuance of debt, potential milestone payments, if achieved, and possible future collaboration. There can be no assurance that sufficient funds will be available to the Company when needed from equity or convertible debt financings, that milestone payments will be earned or that future collaboration partnerships will be entered into. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its current rate of spending through further reductions in staff and delaying, scaling back, or stopping certain research and development programs or ceasing operations. Insufficient liquidity may also require the Company to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms. These events could prevent the Company from successfully executing on its operating plan and could raise substantial doubt about the Company’s ability to continue as a going concern in future periods or cease its operations altogether.

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

(3)	Summary of Significant Accounting Policies
(a)	Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the accompanying financial statements relate to the estimated accrued expenses, the realizability of long-lived assets, the estimated useful lives of property and equipment; the terms of performance under collaboration agreements; the evaluation of loss contingencies; the estimated fair values of warrants for redeemable, convertible preferred stock; and the estimated fair values of share-based awards, including the estimated fair value of the underlying common stock.

(b)	Initial Public Offering

The Company completed an initial public offering (IPO) on July 8, 2014.  In the offering, the Company sold 1,725,000 shares of its common stock, including those shares sold pursuant to the underwriter’s exercise of its over-allotment option, at $10.00 per share and raised $17,250,000 before fees and expenses.  Upon completion of the offering, all of the Company’s then outstanding preferred stock converted into 2,757,825 shares of its common stock in accordance with the terms of the preferred stock, all of its outstanding preferred stock warrants were reclassified into additional paid-in capital as all of the preferred stock warrants converted into common stock warrants, the 2013 Note and the 2014 Notes, described in note 6, converted into 51,556 and 1,116,372 shares of common stock, respectively, and the warrant issued to the holder of the 2013 Note upon such conversion and the warrants issued to the holders of the 2014 Notes became exercisable for 12,373 and 750,000 shares of common stock, respectively.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturity dates of 90 days or less to be cash equivalents. The Company places its temporary cash investments on deposit with financial institutions it believes to be of high quality. Cash equivalents have maturities of 90 days or less, and their carrying amounts approximate fair value.

(d)	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company has established guidelines to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio, and making investments with maturities that maintain safety and liquidity. At December 31, 2015 and 2014, the Company’s cash equivalents were with money market funds that invest in securities issued by the U.S. Treasury.

(e)	Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, and major additions, replacements, and improvements are capitalized.

Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives as follows:

Furniture and fixtures	7 years
Leasehold improvements	Lesser of useful life or life of the lease
Laboratory equipment	5 years
Computer and office equipment	3 years

The cost of assets sold and the related accumulated depreciation are removed from the accounts, and the resulting gain or loss is reflected in the statements of operations in the period in which such sale or disposition occurs. Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $187,335, $295,165 and $771,280, respectively.

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

(f)	Impairment of Long-Lived Assets

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

(g)	Other Assets

As of December 31, 2015 and 2014, other assets, classified as long-term assets in the accompanying balance sheets consisted of a $100,000 security deposit for the lease agreement for the corporate headquarters building and $105,645 of prepayments for the 2016 – 2017 term under Cooperative Research and Development Agreement with the National Cancer Institute.

(h)	Accrued Liabilities

The Company makes estimates of its accrued expenses by identifying services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when it has not yet been invoiced or otherwise notified of actual cost. The majority of the Company’s service providers invoice it monthly in arrears for services performed. Examples of estimated accrued expenses include:

•	fees owed to contract research organizations in connection with preclinical and toxicology studies and clinical trials;
•	fees owed to investigative sites in connection with clinical trials;
•	fees owed to contract manufacturers in connection with the production of clinical trial materials;
•	fees owed for professional services;
•	property taxes; and
•	unpaid salaries, wages, and benefits.

Accrued liabilities consisted of the following as of:

	Year ended December 31,
	2015	2014
Accrued compensation	$112,473	578,091
Accrued clinical trial holdbacks	—	32,385
Other	428,314	648,856
Total Accrued Liabilities	$540,787	1,259,332

As of December 31, 2015 and 2014, accrued liabilities included $0 and $32,385 respectively, of holdbacks representing five percent of payments due to entities conducting clinical trials for patient-related fees. The holdbacks will be paid upon completion of the studies and when all data has been received and validated by the Company.

(i)	Deferred Revenue

The Company records amounts received but not earned under its collaboration agreements as deferred revenue, which are then classified as either current or long-term in the accompanying balance sheets based on the period during which they are expected to be recognized as revenue.

(j)	Stock-Based Compensation

The Company accounts for stock compensation pursuant to ASC Topic 718, Compensation-Stock Compensation. The Company applies the straight-line attribution method and, accordingly, amortizes the fair value of each option over the requisite service period

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

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

The Company accounts for stock options issued to nonemployees in accordance with the provisions of ASC Topic 718 and ASC Subtopic 505-50, Equity-Based Payments to Nonemployees, utilizing a Black-Scholes option pricing model and remeasuring such stock options to their current fair value until the performance date has been reached.

(k)	Income Taxes

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. As of December 31, 2015 and 2014, the Company has no unrecognized uncertain tax positions.

(l)	Fair Value of Financial Instruments

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

The fair value of all the outstanding warrants at December 31, 2014 and July 8, 2014 (the close of our IPO) was $0 and $7,118,054, respectively (see note 7).

(m)	Segment Information

The Company operates in one segment, which is the business of developing and commercializing various biopharmaceutical products.

(n)	Research and Development Expenses

During 2015, 2014 and 2013, the Company incurred $4,483,138, $7,213,416 and $10,884,628, respectively, in expenses relating to research and development. Research and development costs are expensed as incurred and include costs of collaboration license and services, cost of manufacturing services and research and development for proprietary programs. These costs consist primarily of salaries, supplies, and contract services relating to the development of new products and technologies.

The Company contracts with third parties to perform a range of clinical trial activities in the ongoing development of its product candidates. The terms of these agreements vary and may result in uneven payments. Payments under these contracts depend on factors such as the progress toward achievement of certain defined milestones, the successful enrollment of patients, and other events.

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

(o)	Revenue Recognition

In 2015, 2014 and 2013, the Company’s revenue was in the form of upfront fees derived from the discovery, development and commercialization of multiple product candidates based on targeted molecular immunotherapy for the treatment of cancer and infectious diseases and fees for manufacturing services for the Company’s collaborators. The Company’s agreements with its collaborators include fees based on a nonrefundable upfront fee, nonrefundable milestone payments that are triggered upon achievement of specific development or regulatory goals, and future royalties on sales of products that result from the collaboration (see note 8(a) and 8(b)) and fees for manufacturing services.

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

The Company recognizes revenue from nonrefundable upfront payments over the estimated term of performance under the related agreements. Since the terms are not specifically identifiable in the agreements, management has estimated the performance terms based on the likelihood and forecasted achievement of development commitments, and other significant commitments of the Company. These advance payments are deferred and recorded as deferred revenue upon receipt, pending recognition, and are classified as a short-term or long-term liability in the accompanying balance sheets.

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

The Company’s collaboration agreements provide for milestone payments and royalties on future sales. In accordance with the milestone method, each substantive milestone payment is recognized as revenue when the specific milestone is achieved, and royalties are recorded when earned.

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

In 2013, the Company received a $4,000,000 Research Project Grant by the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institute of Health, or NIH, to support the development of Tarmogen immunotherapy product candidates to treat and prevent tuberculosis infection. This work for this grant will be performed and reimbursed over four years. The Company recognizes revenue from this grant as work is performed.  At December 31, 2015, the unused portion of the grant was $2.0 million.

(p)	Net Loss per Share

Basic net loss per share is computed by dividing net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants. The treasury stock

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

method is used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is anti-dilutive. In the periods with net losses, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

The following table summarizes the Company's calculation of net loss per common share attributable to GlobeImmune, Inc. stockholders:

	Years ended December 31,
	2015	2014	2013
Net loss per share:
Numerator:
Net loss attributable to GlobeImmune, Inc. common stockholders	$(2,766,905)	(23,434,827)	(3,408,442)
Denominator:
Weighted-average common shares used in computing net loss per share of common stock - basic and diluted	5,751,574	2,914,690	92,522
Net loss per share of common stock attributable to GlobeImmune, Inc. stockholders - basic and diluted	$(0.48)	(8.04)	(36.84)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share during each period as the effect was anti-dilutive:

	Years ended December 31,
	2015	2014	2013
Weighted-average convertible preferred stock upon conversion to common stock (as converted basis) *	—	1,428,024	2,757,825

Weighted-average warrants to purchase convertible preferred stock as converted basis) *	926,814	411,303	107,057

Outstanding stock options and warrants to purchase common stock at period-end)	248,999	219,180	229,494

Weighted-average convertible promissory note upon conversion to common stock (as converted basis)	—	509,947	6,921
Total	1,175,813	2,568,454	3,101,297

*

The convertible preferred stock and convertible preferred stock warrants (common stock warrants after the initial public offering) were computed on an as converted basis using a 31.39-to-one conversion ratio for all periods presented.

(q)	Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual and interim reporting periods beginning January 1, 2017 and is not expected to have a material impact on the Company’s Financial Statements.

ASU 2014-09, “Revenue from Contracts with Customer (Topic 606)” requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance when it becomes effective. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customer (Topic 606): Deferral of the Effective Date”. This ASU defers the effective date of for all entities by one year and as a result, all entities will be required to apply the provisions of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the adoption date and impact the guidance in this ASU will have, if any, on our results of operations, cash flows, or financial position.

In November 2015, FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. This ASU will be effective for the Company beginning in its first quarter of fiscal year 2018.  Early adoption is permitted and is not expected to have a material impact on the Company’s Financial Statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our financial statements.

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, the Company has elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. This election is irrevocable.

(r)	Fair Value Measurements

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

The Company’s financial instruments, including money market investments, warrants, and put options are measured at fair value on a recurring basis. The carrying amount of money market investments as of December 31, 2015 and 2014 approximates fair value based on quoted prices in active markets, or Level 1 inputs. There were no transfers between levels for the years ended December 31, 2015, 2014 and 2013.

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2015 and 2014:

Description	December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)
Assets measured at fair value:
Money market investments (included in cash and cash equivalents)	$—	—	20,173	20,173

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

A reconciliation of the beginning and ending balances of the Company’s assets and liabilities measured at fair value using significant unobservable, or Level 3, inputs is as follows:

	Warrants	Put and call options
Balance of liability at December 31, 2012	(3,301,411)	—
Issuance of warrants in connection with convertible promissory notes	(106,087)	—
Issuance of put options in connection with convertible promissory notes	—	(101,222)
Income included in net income:
Income due to change in fair value	1,842,557	—

Balance of liability at December 31, 2013	$(1,564,941)	(101,222)
Issuance of warrants in connection with convertible promissory notes	(5,331,175)	—
Issuance of put and call options in connection with convertible promissory notes	—	(1,667,136)
Transfer to additional paid-in capital upon completion of initial public offering	7,118,056	3,449,866
Loss included in net loss:
Loss due to change in fair value	(221,940)	(1,681,508)
Balance of liability at December 31, 2014	$—	—

Gains (losses) included in net income and loss for the years ended December 31, 2014 and 2013 are reported in change in value of warrants and put and call options.

(4)	Cash and Cash Equivalents

The following is a summary of cash and cash equivalents and their fair values at:

	Amortized	Unrealized	Unrealized	Fair market
	cost	gains	losses	value
December 31, 2014
Cash	$16,792,286	$—	$—	$16,792,286
Money market funds	20,173	—	—	20,173
Total at December 31, 2014	$16,812,459	$—	$—	$16,812,459
December 31, 2015
Cash	$9,900,722	$—	$—	$9,900,722
Total at December 31, 2015	$9,900,722	$—	$—	$9,900,722

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

(5)	Property and Equipment

Property and equipment consist of the following at:

	Year ended December 31,
	2015	2014
Furniture and fixtures	195,420	212,471
Leasehold improvements	7,638,683	7,617,934
Laboratory equipment	1,924,581	3,819,740
Computer and office equipment	250,324	617,264
	10,009,008	12,267,409
Less accumulated depreciation	(9,799,287)	(11,811,641)
	209,721	455,768

(6)	Convertible Notes

2013 Notes

In November 2013, we entered into an unsecured convertible promissory note, or the 2013 Note, with a service provider, or the Holder, in settlement of $391,730 of accounts payable. The 2013 Note bore an interest rate of 8.0%, had a term of three years and could be prepaid at any time. The 2013 Note and unpaid accrued interest converted upon the completion of our initial public offering into common stock at a price per share equal to 80% at which our common stock was first offered to the public. Upon completion of our initial public offering, we issued to the holder of the 2013 Note a warrant, equal to 30% of the principal balance of the 2013 Note, to purchase common stock for 10 years with an exercise price equal to the IPO price.

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

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

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

(7)	Stockholders’ Equity

(a)	Initial Public Offering

The Company completed an IPO on July 8, 2014.  In the offering, the Company sold 1,725,000 shares of its common stock, including those shares sold pursuant to the underwriter’s exercise of its over-allotment option, at $10.00 per share and raised $17,250,000 before fees and expenses.  Upon completion of the offering, all of the Company’s then outstanding preferred stock converted into 2,757,825 shares of its common stock in accordance with the terms of the preferred stock, all of its outstanding preferred stock warrants were reclassified into additional paid-in capital as all of the preferred stock warrants converted into common stock warrants, the 2013 Note and the 2014 Notes, described in note 6, converted into 51,556 and 1,116,372 shares of common stock, respectively, and the warrant issued to the holder of the 2013 Note upon such conversion and the warrants issued to the holders of the 2014 Notes became exercisable for 12,373 and 750,000 shares of common stock, respectively.

(b)	Preferred Stock

The Board of Directors may issue Preferred Stock in one or more series and determine the voting power, designation, preferences and any other rights as may be permitted by Delaware General Corporation Law.  On July 8, 2014, the Company authorized 5,000,000 shares of preferred stock with a $0.001 par value, of which no shares were issued or outstanding as of December 31, 2015 and 2014, respectively.

(c)	Stock Option Plan

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

As of December 31, 2015, there were 1,071,642 shares authorized, of which 801,556 , were available for future issuance under the 2014 EIP.  All of the foregoing shares will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act.

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

Pursuant to the evergreen provisions of the 2014 ESPP and 2014 EIP, on January 1, 2016, common stock reserved for issuance under the 2014 ESPP automatically increased 57,515 shares to 316,193 shares of common stock and common stock reserved for issuance under the 2014 EIP automatically increased 230,062 shares to 1,301,704 shares of common stock.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options for employee grants and used the following assumptions to obtain the weighted average grant date fair values:

	Year Ended December 31,
	2015	2014	2013 (a)
Risk-free interest rate	1.6% - 1.7%	1.82%	—
Expected life (in years)	5.5 - 6.0	6.0	—
Expected volatility	78.7% - 91.1%	95.7%	—

(a)	There were no stock options granted in 2013.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options for nonemployee grants and used the following assumptions to estimate fair value each respective year:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	2.0% - 2.2%	2.8% - 3.0%	1.8% - 2.7%
Expected life (in years)	10	10	10
Expected volatility	85.3% -85.7%	85.2% -85.4%	82.6% -85.1%

The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility, and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public companies similar in size and nature of operations to the Company. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the expected term of the grant. The expected term (without regard to forfeitures) for employee options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. Since the Company has limited employee share option exercises, the expected term was determined using the average of the vesting periods and contractual lives.

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

Share-based compensation expense is recognized net of estimated pre-vesting forfeitures, which results in recognition of expense on options that are ultimately expected to vest over the expected option term. Forfeitures are estimated at the time of grant using actual historical forfeiture experience and are revised in subsequent periods if actual forfeitures differ from those estimates. As of December 31, 2015 and 2014, the Company’s forfeiture rates were 57.8% and 13.7%, respectively.

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

The following table summarizes common stock option and warrant activities for common stock options and warrants issued to employees, directors, and consultants:

			Weighted
		Weighted	average
	Number of	average	remaining
	common stock	exercise	contractual
	options	price	term (years)
Outstanding at December 31, 2012	376,880	7.87
Exercised	(382)	4.73
Canceled	(147,004)	7.82
Outstanding at December 31, 2013	229,494	7.90
Granted	7,279	15.10
Exercised	(8,009)	4.73
Canceled	(9,584)	5.86
Outstanding at December 31, 2014	219,180	8.35
Granted	79,603	7.27
Canceled	(49,784)	9.08
Outstanding at December 31, 2015	248,999	7.86	4.2
Exercisable at December 31, 2015	190,659	8.08	2.7

The following table summarizes information about stock options issued to employees, directors, and consultants that is outstanding at December 31, 2015:

	Common stock options		Common stock options
	outstanding		exercisable
		Weighted
		average		Weighted
		remaining		average
	Number	contractual	Number	exercise
Exercise price	outstanding	life (years)	exercisable	price
$ 2.56	6,788	9.53	—	$2.56
4.73	51,396	0.37	51,396	$4.73
5.04	3,995	1.34	3,995	5.04
5.98	59,402	2.17	59,402	5.98
6.93	14,881	3.25	14,881	6.93
7.71	54,246	9.02	2,694	7.71
8.52	3,461	3.75	3,461	8.52
10.07	1,573	5.21	1,573	10.07
12.56	38,369	4.65	38,369	12.56
18.24	14,888	6.24	14,888	18.24
	248,999		190,659

The weighted average grant date fair value of options granted during the years ended December 31, 2015 and 2014 was $5.55 and $11.66 per share, respectively. The total grant date fair value of options that vested during 2015, 2014 and 2013 was $83,119, $72,095 and $193,828, respectively. The total intrinsic value, or the difference between the aggregate exercise price and the aggregate fair market price on the day of exercise, of options exercised during the years ended December 31, 2014, and 2013 was $60,940, and $1,560, respectively. The total intrinsic value of options outstanding as of December 31, 2015 and 2014 was $8,205 and $286,299, respectively. The total intrinsic value of options exercisable as of December 31, 2015 and 2014 was $0 and $286,299, respectively. As of December 31, 2015 and 2014, the Company had unrecognized stock-based compensation of $217,191 and $79,145, respectively, related to nonvested stock options, which is expected to be recognized over an estimated weighted average period of 3.0 and 2.2 years, respectively.

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

The Company’s net loss for the years ended December 31, 2015, 2014 and 2013 includes $151,814, $48,878, $209,715 respectively, of stock-based compensation costs. Stock-based compensation included in the Company’s statements of operations for the years ended December 31, 2015, 2014 and 2013 was $3,867, $8,919 and $47,082 in research and development expenses and $147,947, $39,959, $162,633 in general and administrative expenses, respectively.

The Company did not recognize a tax benefit from share-based compensation expense because the Company has concluded that it is not more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will be realized.

(d)	Warrants

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

2014 Notes Warrants

As part of the issuance of the 2014 Notes (see Note 6), the Company issued warrants exercisable for 750,000 shares of common stock to the holders of the 2014 Notes with the following terms:

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

The placement agent of the 2014 Notes also received warrants exercisable for 59,998 shares of common stock as compensation for the placement of the 2014 notes. The warrant coverage received by the placement agent is equal to 10% of the total face value of the 2014 Notes ($750,000) and 10% of the warrant coverage received by the holders of the 2014 Notes ($750,000). The terms of the placement agent warrants are the same as the warrants held by the 2014 Notes holders except for modified warrant coverage and exercise prices on warrants issued related to the face value of the 2014 Notes. The valuation of these warrants was consistent with the above methodology and resulted in an initial valuation of $876,778.

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

(e)	Common Stock

On July 8, 2014, the Company authorized 100,000,000 shares of common stock with a $0.001 par value, of which 5,751,574 shares were issued or outstanding as of December 31, 2015.  There are an additional 926,746 shares of common stock issuable upon exercise of outstanding warrants, all of which will be eligible for sale in the public market to the extent permitted by the same restrictions.

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

(8)	Deferred Revenue

Deferred revenue consisted of the following as of:

	Year ended December 31,
	2015	2014
Celgene	$7,543,927	10,751,120
Gilead	27,457	32,949
Total deferred revenue	7,571,384	10,784,069
Less: current portion	(3,450,582)	(3,340,571)
Deferred revenue, long-term	$4,120,802	7,443,498

(a)	Celgene Agreements

In May 2009, the Company entered into a Collaboration and Option Agreement with Celgene for the early development of four oncology products and all future oncology drug candidates (which options to future oncology drug candidates were subject to expiration if Celgene did not license one of the initial four named products). Celgene is also a holder of the Company’s common stock. Under the collaboration agreement, Celgene has the option to obtain an exclusive worldwide license to develop and commercialize the product candidates subject to diligence requirements, an up-front development funding fee, milestone payments and royalties. This agreement was amended in June 2011 to replace one of the four named product candidates with another oncology Tarmogen product candidate. The terms of the amendment did not materially modify the agreement as the financial terms and the length of the agreement remained substantially the same. Celgene’s options with respect to the GI-6200 and GI-3000 oncology drug candidate programs will terminate if Celgene does not exercise its options for such programs after the Company delivers certain reports on predefined clinical trials with respect to such drug programs. In March 2013, Celgene declined to exercise its option to the GI-4000 program and returned all rights and development responsibility to the Company. In July 2013, Celgene exercised its option to license the GI-6300 program. As a result of the election to license the GI-6300 program, Celgene has an option to license all future oncology drug candidates developed by the Company on a product by product basis.  In July 2015, Celgene exercised its option to license the GI-6200 program and amended the agreement to replace one of the four named product candidates with our GI-6100 program as a drug candidate subject to the Collaboration and Option agreement. The terms of the amendment did not materially modify the agreement as the financial terms and the length of the agreement remained substantially the same.

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

In July 2015, Celgene exercised its option to license the GI-6200 program, including GI-6207, in exchange for an upfront payment of $1.9 million. Pursuant to the license granted to Celgene as of the date of the exercise of the option to develop and commercialize the GI-6200 product candidates using all of the Company’s related patents, intellectual property and know-how related to these product candidates that existed at the inception of the Collaboration and Option Agreement or any time during the term. As part of this exercise, certain milestones were modified. The modification to the milestones did not materially impact the deliverables that existed at the time of the modification.

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

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
•

If Celgene exercises its option to the GI-6100 program and these products are commercialized, the Company may also receive up to $60,000,000 in net sales milestones and tiered royalty rates on net sales in the teens on worldwide net sales; activities for which the Company is not responsible for completing.

•

The Company is eligible to receive a total of $85,000,000 and $60,000,000 in development and regulatory milestone payments for GI-6300 and GI-6200, respectively; activities for which the Company is not responsible for completing.

•

If GI-6300 or GI-6200 is commercialized by Celgene, the Company may receive up to $60,000,000 in sales milestone payments for each program for which the Company is not responsible for completing. Tiered royalty rates on net sales range from single digits to low double digits

•

For programs other than GI-6100, GI-6200 and GI-6300, the Company may be eligible to receive up to $101,000,000 in development and regulatory milestone payments for Celgene’s clinical trials, NDA filing and regulatory approvals, up to $60,000,000 in net sales milestone payments for such programs, and tiered royalty rates on net sales in the teens on worldwide net sales; activities for which the Company is not responsible for completing.

Upon execution of the May 2009 agreement, the Company estimated that its obligations to perform research and development under the agreement would continue through September 30, 2016 and accordingly were recognizing as revenue the upfront fees received of $31,300,000 as revenue from the date of receipt through September 30, 2016. The Company reviews the term of performance on a quarterly basis and adjusts the revenue recognition period if there are any changes. As of December 31, 2015 and 2014, the unamortized balance of $7,377,906 and $10,656,976, respectively, is expected to be amortized on a straight line basis through March 31, 2018.

The Company determined that there were two units of accounting under the July 2013 GI-6300 License Agreement with Celgene: the license to further develop and commercialize GI-6300 and undelivered items related to supplying drug product for the Phase 1 clinical trial and along with the option to perform the Phase 2 clinical trial (subject to Celgene’s right to assume performance of those trials). The Company determined that the license had standalone value based on the fact that the drug candidate has been developed and is currently in a clinical trial, Celgene possesses the knowledge, technology, skills, experience and background necessary for all further development of the drug through commercialization, the Company is not required to perform any additional development work related to GI-6300 and Celgene has the right to sublicense the product. The Company allocated the $9,000,000 of proceeds to the two units of accounting using the relative selling price method. The Company determined the estimated selling price for the license based upon a third party valuation and vendor specific objective evidence for the undelivered items. The allocation resulted in $8,766,881 being allocated to the license and the remaining amount of $233,119 allocated to the undelivered items. The Company recognized $8,766,881 in revenue related to the license in the fourth quarter of 2013 upon the delivery of all intellectual property, reports and documentation for the license to Celgene. Revenue related to the undelivered items of $94,144 at December 31, 2015 and 2014 will be recognized as the services are performed. The current estimated service period for the undelivered items under the GI-6300 License Agreement is through June 2016.

The Company determined that there were two units of accounting under the July 2015 GI-6200 License Agreement with Celgene: the license to further develop and commercialize GI-6200 and undelivered items related to supplying drug product for the Phase 2 clinical trial. The Company determined that the license had standalone value based on the fact that the drug candidate has been developed and is currently in a clinical trial, Celgene possesses the knowledge, technology, skills, experience and background necessary for all further development of the drug through commercialization, the Company is not required to perform any additional development work related to GI-6200 and Celgene has the right to sublicense the product. The Company allocated the $1,900,000 of proceeds to the two units of accounting using the relative selling price method. The Company determined the estimated selling price for the license based upon a valuation and vendor specific objective evidence for the undelivered items. The allocation resulted in

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

$1,828,124 being allocated to the license and the remaining amount of $71,876 allocated to the undelivered items. We recognized $1,828,124 in revenue related to the license in the third quarter of 2015 upon the delivery of all intellectual property, reports and documentation for the license to Celgene. Revenue related to the undelivered items of $71,876 at December 31, 2015 will be recognized as the services are performed. The current estimated service period for the undelivered items under the GI-6200 License Agreement is through June 2016.

The Company recognized $3,279,069, $3,279,069 and $3,307,338 in revenue related to research and development services and other services during the years ended December 31, 2015, 2014 and 2013, respectively, and license revenue of $1,828,124, $138,975 and $8,766,881 during the years ended December 31, 2015, 2014 and 2013, respectively. Costs incurred under these agreements, included in costs of collaboration licenses and services in the Company’s statement of operations, for the years ended December 31, 2015, 2014 and 2013 were $2,046,970, $2,563,409 and $2,515,055, respectively.

To date, the Company has not recognized any revenue in connection with milestone payments, other than the license election noted above, or royalties under this agreement.

(b)	Gilead Agreement

In October 2011, the Company entered into a License and Collaboration Agreement with Gilead, granting Gilead an exclusive license to all hepatitis B Tarmogen product candidates to be developed and commercialized under the collaboration, which includes a license granted at contract outset to develop and commercialize the HBV Tarmogen product candidate GS-4774 using all of the Company’s related patents, intellectual property and know-how related to these product candidates. Under the terms of the agreement, in November 2011 Gilead made a $10,000,000 initial nonrefundable payment to the Company. The Company conducted preclinical development, filed the Investigational New Drug application, or IND, and performed the initial Phase 1a trial in healthy volunteers for the selected HBV Tarmogen. Gilead reimbursed the Company on a periodic basis for the costs and expenses of the Phase 1a clinical trial. Gilead will perform any future clinical development, regulatory, manufacturing and commercialization activities. Gilead activities are subject to commercially reasonable diligence, milestone payments and royalties. Upon satisfaction of certain substantive milestone events for which the Company was partially responsible for completing, the Company received $2,000,000 upon filing an IND for HBV in 2012 and $3,000,000 at the point of commencement of the Phase 1b/2a clinical trial in 2013. The Company is also eligible to receive additional proceeds of up to $130,000,000 in development and regulatory milestones based upon achievement of such milestones by Gilead. If products are commercialized, the Company is eligible to receive tiered royalty rates in the upper single digit to mid-teens and up to $40,000,000 of sales milestone payments based on net sales of the licensed product candidates. The Company is not responsible for the sales efforts.

The Company determined there was one unit of accounting under the agreement with Gilead. The non-contingent deliverables under the agreement include: (i) the license to all intellectual property and know-how related to hepatitis B Tarmogen products, (ii) the services to be performed in preclinical development (including the filing of an IND) and in conducting the Phase 1a clinical trial, (iii) participation on the Joint Research and Development Committee, or JRC, and (iv) the requirement to provide consultation to Gilead after Gilead assumes control of development activities. The Company has estimated the performance period for these deliverables to be from October 2011 through 2020.  The remaining balance to be recognized as of December 31, 2015 and 2014 was $27,457 and $32,949, respectively.

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

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

The Company is recognizing the initial consideration of $10,000,000 and the amounts it received as reimbursement from Gilead of costs to perform the initial Phase 1a trial on a proportional performance basis over the estimated period of performance to complete the preclinical development and Phase 1a trial services, JRC and consultation services, which is estimated to be from October 2011 through 2020. The Company will measure its progress under the proportional performance method based on hours incurred in proportion to total estimated hours. However, the cumulative revenue recognized under this agreement will be limited to the cumulative cash received to date from Gilead. The Company incurred substantially all of the Company hours during the preclinical development and Phase 1a trial period, which ended in February 2014.

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

The Company recognized $5,492, $221,392 and $4,039,538 in license and services revenue under the arrangement during the years ended December 31, 2015, 2014 and 2013, respectively. The Company also recognized milestone payments of $3,000,000 in 2013. In addition, the Company recognized revenue of $288,099, $1,539,820 and $3,168,237 during the years ended December 31, 2015, 2014 and 2013, respectively, related to manufacturing supply for Phase 2 trials for which Gilead is responsible for performing. Collaboration license and service costs incurred under these agreements, included in costs of collaboration licenses and services in the Company’s statement of operations, for the years ended December 31, 2015, 2014 and 2013 were $312,991, $817,103 and $3,340,958, respectively. Manufacturing services costs incurred under agreements with Gilead, included in costs of manufacturing services in the Company’s statement of operations, for the years ended December 31, 2015, 2014 and 2013 were $288,099, $1,539,820 and $3,168,237, respectively.

(9)	Commitments and Contingencies
(a)	Contract Commitments

The Company has an exclusive license with the University of Colorado (CU) that is used in its research and development activities. This agreement requires the Company make certain development milestone payments, make royalty payments based on sales of approved products, if any, and pay a portion of any consideration received by the Company in exchange for granting a sublicense. Under this agreement, the Company is required to pay to CU certain development milestone payments totaling $150,000 per product candidate beginning upon the filing of an IND through the approval from the FDA and royalties on sales of any products and pay a portion of any consideration the Company receives in exchange for granting a sublicense. After the first commercial sale of the licensed products, each milestone payment shall be credited against future royalties, until the full amount of such milestone payment has been credited in full. In 2015, 2014 and 2013, CU was due $162,335, $5,000 and $450,000, respectively, under this agreement.

The Company has entered into a collaboration agreement with the NIH for the preclinical and clinical development of the Company’s proprietary yeast-based Tarmogens expressing tumor-associated antigens as potential vaccines for the prevention and/or therapy of a range of human cancers. The Company has the right to terminate this agreement with 60 days notice. The agreement requires the Company to make annual payments of up to $300,000 based on the clinical trial stage. The Company made payments of $300,000, $300,000 and $300,000 in years ended December 31, 2015, 2014 and 2013, respectively.

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

The Company is party to a series of license agreements with the National Institutes of Health, or NIH, consisting of the NIH MUC1-Oncoprotein license agreement dated July 31, 2015, the NIH MUC1 license agreement dated March 12, 2012, the NIH Brachyury Agreement, dated January 3, 2012 and amended in December 2014, NIH VirusPlus Agreement, dated August 23, 2011 and the NIH CEA Agreement, dated June 12, 2007. Collectively these agreements are referred to as the NIH license agreements. The NIH license agreements grant the Company worldwide, exclusive licenses to make and have made, to use and have used, to sell and have sold, to offer to sell and have offered for sale, and to import and have imported products relating to the use of the Tarmogen immunotherapy platform with certain antigens, other immunotherapy platforms and other intellectual property intended to treat cancer that are covered by licensed patent rights and to practice and have practiced any licensed processes in the licensed fields of use. These license agreements required the Company to make certain noncreditable and nonrefundable initial royalty payments upon signing of each license agreement, make certain milestone payments upon achievement of specified development and commercial milestones, make royalty payments based on sales of approved products, if any, and pay a portion of any consideration the Company receives in exchange for granting a sublicense.  The NIH license agreements contain the following provisions:

•

The NIH has the right to terminate for the Company’s uncured material breach of its obligations under the NIH license agreements, or if the Company becomes insolvent or bankrupt. NIH also has the right to terminate or modify the NIH Agreements if it determines that certain specific events have occurred, such as our failure to achieve any development benchmarks or failure to satisfy unmet health and safety needs, provided that such right is subject to appeal by the Company.

•

Under the NIH MUC1-Oncoprotein Agreement the Company is required to make royalty advances totaling $500,000 beginning upon the acceptance of the first filing of an application for marketing approval with the FDA through the first commercial sale, and royalty payments once it begins selling products developed under the agreement.

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

Including the lease amendment, future minimum lease payments under the Company’s noncancelable operating leases are as follows as of December 31, 2015:

2016	$609,339
2017	627,702
2018	646,475
2019	162,798
$2,046,314

During 2015, 2014 and 2013, the Company incurred rental expense of $614,349, $598,315 and $448,664, respectively.

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

(10)	Benefit Plan

The Company has adopted a 401(k) plan that covers substantially all employees who are at least 21 years of age. The plan is a defined contribution plan to which the employees may contribute up to 60% of their compensation. The Company does not match employee contributions.

(11)	Income Taxes

The Company has incurred net losses every year, except for 2013, and expects to incur losses in the future. As a result, the Company did not record a federal income tax provision or benefit during 2015 and 2014.  In 2013, the Company recorded a current state tax provision of $115,765 which was recorded due to statutory limitations in the use of state net operating loss carryforwards.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal income tax expense at the statutory rate	(34.0)%	(34.0)%	34.0%
State income taxes, net of federal taxes	(3.8)	(1.4)	4.1
Available research credits	(6.0)	(2.4)	(9.3)
Effect of permanent differences	1.8	22.2	(5.8)
Change in valuation allowance	42.0	15.6	(21.8)
Total	—%	—%	1.2%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryforwards, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Accrued benefits	$87,290	93,380
Net operating loss carryforwards	46,660,006	44,142,487
Research credit carryforwards	7,195,372	7,045,830
Deferred revenue	2,839,379	4,138,236
Depreciation of property and equipment	1,128,671	1,351,186
Other	131,766	111,250
Total deferred tax assets	58,042,484	56,882,369
Valuation allowance	(58,042,484)	(56,882,369)
Deferred tax assets, net of valuation allowance	$—	—

Based upon the level of historical taxable losses and projections of future taxable losses over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and accordingly has established a full valuation allowance as of December 31, 2015 and 2014. The increase in valuation allowance was $1,160,115 and $2,540,162 in 2015 and 2014, respectively.

Future realization depends on the future earnings of the Company, if any, the timing and amount of which are uncertain as of December 31, 2015. In the future, should management conclude that it is more likely than not that the deferred tax assets are, in fact, at least in part, realizable, the valuation allowance would be reduced to the extent of such realization and recognized as a deferred income tax benefit in the Company’s statements of operations.

GLOBEIMMUNE, INC.

Notes to Financial Statements — Continued

As of December 31, 2015, the Company had available total federal and state net operating loss carryforwards of approximately $122,800,000, which expire in the years 2023 through 2035, and federal research credit carryforwards of $7,200,000, which expire in the years 2023 through 2035. The utilization of the net operating loss carryforwards and research credits may be limited due to the provisions of Sections 382 and 383 of the Internal Revenue Code if there are significant changes in ownership. Due to the nature of changes of ownership during 2003 and 2007, there will be limitations in the Company’s ability to utilize existing net operating loss carryforwards in future periods.  The Company has not completed its analysis of any potential Section 382 ownership changes for the year ended December 31, 2014 and 2015, but the Company anticipates that such an ownership change may have occurred in July 2014 upon the closing of its IPO which will limit its ability to utilize its federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the IPO.

The Company has adopted the authoritative guidance under U.S. GAAP related to the accounting for uncertainty in income taxes, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the years ended December 31, 2015, 2014 and 2013. The Company classifies interest and penalties arising from the underpayment of income taxes in the statements of operations as income tax expense. As of December 31, 2015 and 2014, the Company has no accrued interest or penalties related to uncertain tax positions. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof. The United States is the major tax jurisdiction for the Company, and the earliest tax year subject to examination is 2012, which includes the earliest year for which net operating loss carryforwards are available.