Form 10-K/A
period 2015-12-31
GLOBEIMMUNE INC
filed 2016-04-28
CIK 1245104

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on March 31, 2016, was $7,742,572.

The number of shares of Registrant’s Common Stock outstanding as of March 31, 2016 was 5,751,574.

EXPLANATORY NOTE:  This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed by the registrant on March 16, 2016 (the “Report”).  The principal purpose of this Amendment No. 1 is to include the Part III information.  This Amendment No. 1 hereby amends and restates Part III, Items 10 through 14 in their entirety of the Report.  In addition, we are also including Exhibits 31.1, 31.2 required by the filing of this Amendment No. 1.  Except as otherwise stated herein, no other information contained in the Report has been updated by this Amendment No. 1.  Unless the context requires otherwise, references in this Amendment No. 1 to “GlobeImmune”, “the Company”, “we”,  “us”,  and “our” refer to GlobeImmune, Inc.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of April 1, 2016.

Name	Age	Position
Executive Officers
Timothy C. Rodell, M.D.	65	Chief Executive Officer, President and Director
C. Jeffrey Dekker, C.P.A.	51	Vice President, Finance, Treasurer and Secretary

Non-Employee Directors
J. William Freytag, Ph.D. (2)(3)	64	Chairman of the Board, Director
Augustine J. Lawlor (1)	59	Director
Dan J. Mitchell (1)(2)(3)	59	Director
S. Edward Torres (1)	53	Director

(1)	Member of the Audit Committee of the Board of Directors
(2)	Member of the Compensation Committee of the Board of Directors
(3)	Member of the Nominating and Corporate Governance Committee of the Board of Directors

Executive Officers

Timothy C. Rodell, M.D. has been our Chief Executive Officer and a member of our Board of Directors since April 2003 and has been our President since June 2005.  As of March 1, 2016, Dr. Rodell began to devote 50% of his business time and attention to the Company in order to preserve working capital of the Company. From March 2002 until April 2003, Dr. Rodell worked with SMG, Inc., a pharmaceutical consulting firm. From November 1999 until February 2002, Dr. Rodell was President and Chief Executive Officer of RxKinetix, Inc., a private drug delivery company. From March 1996 until October 2000, he held a number of positions at OXIS International, Inc., a publicly-traded developer of biotech and pharmaceutical technologies and products, including Chief Technology Officer and Chairman and President of OXIS International, SA, the company’s French subsidiary. From 1985 until 1995, Dr. Rodell was at Cortech, Inc., a publicly-traded biopharmaceutical company, where he was most recently Executive Vice President of Operations and Product Development. He currently serves on the Board of Directors of the Biotechnology Industry Organization. Dr. Rodell earned his M.D. from the University of North Carolina School of Medicine and is board certified in internal medicine and pulmonary medicine. He also completed post-doctoral fellowships in molecular biology and cell biology at the Eleanor Roosevelt Cancer Institute and the Webb Waring Institute, respectively. We believe that Dr. Rodell possesses specific attributes that qualify him to serve as a member of our Board of Directors, including his experience as a medical doctor, his operational and management expertise, and his years of leadership experience.

C. Jeffrey Dekker, C.P.A. has been our Vice President, Finance and Treasurer since October 2011 and Secretary since March 2012. Mr. Dekker joined us as Senior Director, Finance in February 2006. Prior to joining us, Mr. Dekker held leadership positions in finance and accounting at three private software companies, including at Webroot Inc. from October 2004 to February 2006, where he was Controller, at Requisite Technology Inc. from August 1999 to October 2004, where he was most recently Vice President and Controller, and at NxTrend Technology, Inc. from July 1993 to August 1999, where he was most recently Vice President, Corporate Controller. Mr. Dekker was at ITT Rayonier Port Angeles Pulp Division, Port Angeles, Washington from July 1989 to July 1993, where he was most recently Manager, General Accounting. From September 1986 until July 1989, he was at KPMG Peat Marwick, where he was most recently a Senior Accountant. Mr. Dekker earned a B.S. in accounting from Utah State University and is a certified public accountant.

Non-Employee Directors

J. William Freytag, Ph.D. has served as Chairman of our Board of Directors since January 2011 and has served as a member of our Board of Directors since March 2008. Dr. Freytag served as a member of the Board of Directors of ARCA biopharma, Inc., a publicly-traded biopharmaceutical company, from January 2009 to March 2011, serving as chair and a member of its compensation committee and its Lead Director from January 2009 to March 2011. Dr. Freytag served as a director of Immunicon Corp., a publicly-traded developer of diagnostic products, as well as a member of its compensation committee, from May 1998 until its merger with Veridex, LLC in June 2008. Dr. Freytag was Chairman and Chief Executive Officer of Aspreva Pharmaceuticals Corp., a publicly-

traded pharmaceutical company, from July 2007 until its merger with Galenica AG in January 2008. Prior to Aspreva, Dr. Freytag was President, Chief Executive Officer and Chairman of the Board of Directors of Myogen, Inc., a publicly-traded pharmaceutical company, from July 1998 until Myogen was acquired by Gilead Sciences, Inc. in November 2006. From November 2006 through June 2007, Dr. Freytag served as Senior Advisor to Gilead. From October 1994 to May 1998, Dr. Freytag was a Senior Vice President at Somatogen, Inc., a publicly-traded biotechnology company. Prior to Somatogen, he was President of Research and Development at Boehringer Mannheim Corporation, an international healthcare company, from May 1990 to September 1994. Previously, Dr. Freytag spent ten years with DuPont in various research and business positions in the Medical Products Department. Dr. Freytag received a B.S. from Purdue University and a Ph.D. in biochemistry from the University of Kansas Medical Center. The Nominating and Corporate Governance Committee of the Board of Directors, or the “Nominating and Corporate Governance Committee”, believes that Dr. Freytag’s scientific and business expertise, including his diversified background as an executive officer and investor in public pharmaceutical companies, give him the qualifications and skills to serve as a director, and are particularly important as the Company continues its drug development efforts.

Augustine J. Lawlor has been a member of our Board of Directors since June 2003. Mr. Lawlor has been a managing director of HealthCare Ventures LLC since June 2000. Prior to joining HealthCare Ventures, Mr. Lawlor served as Chief Operating Officer of LeukoSite Inc., a biotechnology company, from June 1997 to June 2000. Before joining LeukoSite, Mr. Lawlor served as Chief Financial Officer and Vice President of Corporate Development of Alpha-Beta Technology, Inc., a biotechnology company. He was also previously Chief Financial Officer and Vice President, Business Development, of BioSurface Technologies Corporation, a biofilm company. Mr. Lawlor serves on the Board of Directors of Cardiovascular Systems, Inc., a publicly-traded biopharmaceutical company. From May 2004 to July 2011 Mr. Lawlor served on the Board of Directors of Human Genome Sciences, Inc., a publicly-traded biopharmaceutical company.  From May 2006 to present, Mr. Lawlor has served on the Board of Directors of Catalyst Biosciences, Inc., a publicly traded biopharmaceutical company.  Mr. Lawlor also serves on the Boards of Directors of a number of private companies. He received a B.A. from the University of New Hampshire and a master’s degree in management from Yale University.  The Nominating and Corporate Governance Committee believes that Mr. Lawlor’s business, financial and leadership expertise, including his experience in the venture capital industry and his years of business leadership, give him the qualifications and skills to serve as a director, and are particularly important as the Company continues its drug development efforts.

Dan J. Mitchell has been a member of our Board of Directors since June 2003. Mr. Mitchell founded and is a Manager of Sequel Venture Partners, L.L.C., a venture capital firm formed in January 1997. Prior to founding Sequel Venture Partners, Mr. Mitchell was a founder of Capital Health Venture Partners, a health care focused venture capital firm, in October 1986 where he was a General Partner until 2006. From 2002 to 2009, he served on the Board of Directors of Replidyne, Inc., a publicly-traded pharmaceutical company acquired by Cardiovascular Systems, Inc. In February 2014, Mr. Mitchell joined the Board of Directors of ARCA biopharma, Inc., a publicly-traded pharmaceutical company, where Mr. Mitchell serves as a member of its audit committee and nominating and corporate governance committee. Mr. Mitchell currently serves on the Board of Directors of several private companies. Mr. Mitchell holds a B.S. from the University of Illinois and an M.B.A. from the University of California at Berkeley. The Nominating and Corporate Governance Committee believes that Mr. Mitchell’s business, financial and leadership expertise, including his experience in the venture capital industry and his years of business leadership, give him the qualifications and skills to serve as a director, and are particularly important as the Company continues its drug development efforts.

S. Edward Torres has been a member of our Board of Directors since November 2010. Mr. Torres is a Co-Founder and has been a Managing Director of Lilly Ventures Fund I, LLC, a venture capital fund since March 2009. From January 2006 until February 2009, he was a Managing Director of Lilly Ventures while Lilly Ventures was wholly-owned by Eli Lilly and Company. From December 2001 until December 2005, Mr. Torres was a Principal with Lilly Ventures. Prior to his various roles with Lilly Ventures, Mr. Torres held a range of positions with Eli Lilly and Company from 1989 through 2001, which included operational finance, planning, mergers and acquisitions, business development and global marketing roles. Mr. Torres currently serves on the Board of Directors of several private companies and charitable organizations.  Mr. Torres received a B.A. from Creighton University and an M.B.A. from the University of Michigan Business School. The Nominating and Corporate Governance Committee believes that Mr. Torres’s business, financial and leadership expertise, including his experience in the venture capital industry and his years of business leadership, give him the qualifications and skills to serve as a director, and are particularly important as the Company continues its drug development efforts.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Independence of the Board of Directors

As required under the NASDAQ Stock Market (“NASDAQ”) listing standards, a majority of the members of our Board of Directors (the “Board”) must qualify as “independent,” as affirmatively determined by the Board. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board has affirmatively determined that the following four directors are independent directors within the meaning of the applicable NASDAQ listing standards: Dr. Freytag, Mr. Lawlor, Mr. Mitchell and Mr. Torres. In making this determination, the Board found that none of the directors or nominees for director had a material or other disqualifying relationship with the Company. Dr. Rodell, the Company’s President and Chief Executive Officer is not an independent director by virtue of his employment relationship with the Company.

Board Leadership Structure

The Company has structured its Board in a way that the Company believes effectively serves its objectives of corporate governance and management oversight. The Company separates the roles of Chief Executive Officer and Chairman of the Board in recognition of the differences between the two roles. The Company believes that the Chief Executive Officer should be responsible for the day to day leadership and performance of the Company, while the Chairman of the Board should work with the Chief Executive Officer and the rest of the Board to set the strategic direction for the Company and provide guidance to, and oversight of the Chief Executive Officer. The Chairman also sets the agenda for Board meetings and presides over them.

Role of the Board in Risk Oversight and Risk Management

One of the Board’s key functions is informed oversight of the Company’s risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight. In particular, while the Board is responsible for monitoring and assessing strategic risk exposure, the audit committee of the Board (the “Audit Committee”) has the responsibility to consider and discuss the major financial risk exposures and the steps management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of GlobeImmune’s accounting and financial reporting processes. The nominating and corporate governance committee of the Board (the “Nominating and Corporate Governance Committee”) monitors the effectiveness of the corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. The compensation committee of the Board (the “Compensation Committee”) assesses and monitors whether any compensation policies and programs have the potential to encourage excessive risk-taking.

Meetings of the Board of Directors

The Board met seven times during the 2015 fiscal year. The independent members of the Board met separately as a group in connection with one regularly scheduled board meeting in 2015.

INFORMATION REGARDING COMMITTEES OF THE BOARD OF DIRECTORS

The Board has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The following table provides membership and meeting information for fiscal year 2015, for each of the Board committees:

Name	Audit		Compensation		Nominating and Corporate Governance
Dr. Timothy C. Rodell
Dr. J. William Freytag			X	*	X
Mr. Augustine J. Lawlor	X
Mr. Dan J. Mitchell	X		X		X	*
S. Edward Torres	X	*
Total meetings in fiscal 2015	5		0		0

*	Current Committee Chairperson.

Board Committees

Below is a description of each committee of the Board. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The Board has determined that each member of each committee meets the applicable NASDAQ rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company.

Audit Committee

The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the Company’s independent registered public accounting firm; determines and approves the engagement of the Company’s independent registered public accounting firm; determines whether to retain or terminate the Company’s existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the Company’s independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the Company’s independent registered public accounting firm on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the Company and any related persons; confers with management and the Company’s independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the Company’s independent registered public accounting firm, including a review of the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Audit Committee is currently composed of three directors: Mr. Lawlor, Mr. Mitchell and Mr. Torres (chair). The Audit Committee met five times during the fiscal year. The Audit Committee has adopted a written charter that is available to stockholders on the Company’s website at www.globeimmune.com.

The Board reviews the NASDAQ listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the NASDAQ listing standards). The Board has also determined that Mr. Torres qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Torres’s level of knowledge and experience based on a number of factors, including his prior experience, business acumen and independence.

Report of the Audit Committee of the Board of Directors1

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2015 with management of the Company. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards Auditing Standard No. 16, Communication with Audit Committees,, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the audit committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Compensation Committee

The Compensation Committee is currently composed of two directors: Dr. Freytag (chair) and Mr. Mitchell. Both members of the Compensation Committee are independent, as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards. The Compensation Committee did not meet during 2015. All actions of the Compensation Committee were made by unanimous written consent in 2015. The Compensation Committee has adopted a written charter that is available to stockholders on the Company’s website at www.globeimmune.com.

The Compensation Committee of the Board acts on behalf of the Board to review, adopt and oversee the Company’s compensation strategy, policies, plans and programs, including:

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

Compensation Committee Processes and Procedures

Typically, the Compensation Committee meets as it deems appropriate. The agenda for each meeting is usually developed by the Chair of the Compensation Committee. The Compensation Committee meets regularly in executive session following its scheduled meetings. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. The Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

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

In setting 2015 base salary and cash bonus award amounts for the GlobeImmune’s named executive officers, the Compensation Committee analyzed the peer group data and targeted cash compensation in the 25th to 50th percentile of cash compensation paid to similarly situated executive officers within the peer group. For 2015, the Compensation Committee recommended and approved a base salary of $405,000 for Dr. Rodell, a base salary of $200,000 for Mr. Dekker and a base salary of $197,220 for Mr. Christoffersen and that the target annual bonus for Dr. Rodell would equal 40% of his annual base salary and the target annual bonuses for Mr. Dekker and Mr. Christoffersen would equal 25% of their respective annual base salaries.  Due to the Company’s financial status and the restructuring of its operations, the Compensation Committee has decided not to increase named executive officers’ salaries in 2016.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company, reviewing and evaluating incumbent directors, recommending to the Board candidates for election to the Board, making recommendations to the Board regarding compensation for Board and Committee service, making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of the Board and developing a set of corporate governance principles for the Company and its employees, including its executive officers. The Nominating and Corporate Governance Committee is currently composed of two directors, Dr. Freytag and Mr. Mitchell. Both members of the Nominating and Corporate Governance Committee in 2015 were independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Nominating and Corporate Governance Committee did not meet in 2015. All actions of the Compensation Committee were made by unanimous written consent in 2015. The Nominating and Corporate Governance Committee has adopted a written charter that is available to stockholders on the Company’s website and www.globeimmune.com.

The Board has adopted a process for identifying and evaluating director nominees, including stockholder nominees. Before recommending an individual to the Board for Board membership, the Nominating and Corporate Governance Committee canvasses its members and the Company’s management team for potential candidates for the Board. The Nominating and Corporate Governance Committee also uses its network of contacts to identify potential candidates and, if it deems appropriate, may also engage a professional search firm. The Nominating and Corporate Governance Committee will consider stockholders’ recommendations for nominees to serve as director if notice is timely received by the Secretary of the Company. Candidates nominated by stockholders will be evaluated in the same manner as other candidates. The Nominating and Corporate Governance Committee keeps the Board apprised of its discussions with potential nominees, and the names of potential nominees received from its current directors, management, and stockholders, if the stockholder notice of nomination is timely made.

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

Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee addressed to the Corporate Secretary, between 90 and 120 days before the one year anniversary date of GlobeImmune’s last Annual Meeting of Stockholders. Recommendations must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director, and a representation that the recommending stockholder is a beneficial or record owner of GlobeImmune’s stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. To date, the Nominating and Corporate Governance Committee has not rejected a timely director nominee from a stockholder.

In 2015, the Nominating and Corporate Governance Committee did not pay any fees to assist in the process of identifying or evaluating director candidates.

Code of Ethics

The Company has adopted the GlobeImmune, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available to stockholders on the Company’s web-site at www.globeimmune.com. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on the Company’s web-site at www.globeimmune.com. To date, there have been no waivers under our Code of Business Conduct and Ethics.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2015 and 2014, compensation awarded or paid to, or earned by, the Company’s principal executive officer, principal financial officer and our one other most highly compensated executive officer as of December 31, 2015 (the “named executive officers”). As of December 31, 2015, the Company had two executive officers.

	Year	Salary ($) (1)	Option Awards ($) (2)	Nonequity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Timothy C. Rodell, M.D.	2015	405,000	232,893	-	54	637,947
Chief Executive Officer and President	2014	388,125	-	100,913	54	489,092
C. Jeffrey Dekker, C.P.A.	2015	200,000	69,443	-	54	269,497
Vice President, Finance and Treasurer	2014	191,475	-	31,115	54	222,644
Kirk A. Christoffersen (5)	2015	115,804	69,449	-	134,926	320,179
Former Vice President, Corporate Development	2014	191,475	84,576	31,115	54	307,220

(1)

The amounts reported under “Salary” in the above table represent the actual amounts paid during the calendar year. Because the Company’s actual pay dates do not always coincide with the first and last days of the year, these amounts may differ from the base salary amounts authorized by the Board and described in the narrative that follows

(2)

The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation, excluding the effects of estimated forfeitures. The value of stock option awards granted prior to the Company’s initial public offering was estimated using the Black-Scholes option-pricing model. The valuation assumptions used in the valuation of option grants may be found in Note 7 to the Company’s consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015 and filed with the SEC on March 16, 2016.

(3)

Represents cash bonuses earned under the 2014 nonequity incentive plan. Cash bonuses earned in 2014 were paid in 2015. See “Executive Compensation” for descriptions of the 2014 nonequity incentive plan.

(4)

The amounts in this column represent life insurance premiums paid by the Company for the benefit of the named executive officer, severance amounts paid by the Company to Mr. Christoffersen in accordance with his employment agreements, accrued vacation amounts paid by the Company to Mr. Christoffersen upon his termination, and consulting fees paid by the Company to Mr. Christoffersen after his termination.

(5)

Mr. Christoffersen left the Company effective August 3, 2015, and the salary information in the table above reflects compensation earned by him for the portion of 2015 that he served as our Vice President, Corporate Development.

Narrative Disclosure to Summary Compensation Table

Employment Agreements or Arrangements

Timothy C. Rodell, M.D.  Dr. Rodell serves as the Company’s President and Chief Executive Officer under an amended and restated employment agreement effective as of March 1, 2016.  Under his amended and restated employment agreement, Dr. Rodell is entitled to receive a full-time annual base salary of $405,000 which will be prorated based on the percentage of time that Dr. Rodell devotes to the business of the Company, as agreed from time to time in writing between the Company and Dr. Rodell.  Pursuant to the terms of the amended and restated agreement, Dr. Rodell will devote 50% of his business time and attention to the Company and will be entitled to a pro-rated base salary of $202,500 in 2016. Dr. Rodell’s salary is subject to annual increases if approved by the Board or Compensation Committee and is eligible to receive an annual bonus as determined by the Board or Compensation Committee in either’s sole discretion.

In January 2015, prior to the amendment and restatement of Dr. Rodell’s employment agreement, the Compensation Committee approved a 2015 base salary of $405,000 for Dr. Rodell, effective as of January 1, 2015.  In 2015, Dr. Rodell was eligible to receive an annual bonus up to 40% of his base salary if he met targets established by our Board, subject to the Company’s financial performance, as determined by the Board or Compensation Committee in its sole discretion. In January 2015, the Board approved a cash bonus of $100,913 for Dr. Rodell based upon achievement of the strategic objectives and corporate goals in 2014 as established by the Board and described in further detail below under the section titled “2014 Bonus Plan.” Due to the Company’s financial performance in 2015, the Compensation Committee did not issue any cash bonus award to Dr. Rodell for 2015.

The term of the Dr. Rodell’s amended and restated employment agreement is three years, and the agreement will renew automatically at the end of the term unless either party notifies the other within 90 days of the agreement’s expiration of its or his desire to not renew the agreement or to renew the agreement on different terms. Under the terms of the amended and restated employment agreement, in the event that the Company terminates Dr. Rodell’s employment without cause, or if Dr. Rodell resigns for good reason (other than in connection with a change-of-control of the Company), and provided that Dr. Rodell executes a general release in favor of the Company, he will be entitled to receive certain payments and other benefits, which are as follows:

•	an amount equal to 12 months of his full-time base salary then in effect, payable on our standard payroll dates; and

•

if Dr. Rodell elects to continue coverage under our group health insurance plan, reimbursement of his insurance premiums (or in certain cases a taxable cash payment) for a period of 12 months or until he qualifies for health insurance benefits from a new employer, whichever occurs first.

The agreement further provides that, upon termination of Dr. Rodell’s employment by us within two months prior or 12 months after the date on which the Company experiences a change-of-control (as defined in the agreement), and provided that Dr. Rodell executes a general release in favor of the Company, Dr. Rodell would receive an amount equal to 18 months of his full-time base salary then in effect, payable on our standard payroll dates and, if Dr. Rodell elects to continue coverage under our group health insurance plan, reimbursement of his insurance premiums (or in certain cases a taxable cash payment) for a period of 18 months or until he qualifies for health insurance benefits from a new employer, whichever occurs first. In addition, the unvested, unexpired portion of Dr. Rodell’s stock options and/or equity awards, as applicable, will be accelerated in full and the term and period during which Dr. Rodell’s stock options may be exercised will be extended to the earlier of 12 months after the date his employment ended, or the expiration date of the option as set forth in the applicable stock option grant notice and/or agreement. For the purpose of Dr. Rodell’s amended and restated employment agreement, “good reason” will be defined as (i) a material reduction of Dr. Rodell’s salary or bonus target by more than ten percent; (ii) any request by us that Dr. Rodell relocate a distance of more than thirty-five miles; or (iii) following a change-of-control, Dr. Rodell’s benefits and responsibilities are materially reduced, or his base compensation or annual bonus target are reduced by more than ten percent.

C. Jeffrey Dekker, C.P.A.  Mr. Dekker serves as the Company’s Vice President, Finance and Treasurer under an Employment and Retention Agreement dated July 1, 2014.  Under his employment agreement, Mr. Dekker is entitled to receive an annual base salary of $191,475 subject to annual increases if approved by the Board  or Compensation Committee and is eligible to receive an annual bonus as determined by the Board or Compensation Committee in either’s sole discretion.

In January 2015, the Compensation Committee of the Board approved a 2015 base salary of $200,000 for Mr. Dekker, effective as of January 1, 2015.  Mr. Dekker’s salary is subject to annual increases if approved by the Board or Compensation Committee and he is eligible to receive an annual bonus up to 25% of his base salary if he meets targets established by the Board, subject to the Company’s financial performance, as determined by the Board of Directors or Compensation Committee in its sole discretion. On January 6, 2015, the Board approved a cash bonus of $31,115 for Mr. Dekker based upon the strategic objectives and corporate goals in 2014 as established by the Board and described in further detail below under the section titled “2014 Bonus Plan.” Due to the Company’s financial performance in 2015, the Compensation Committee did not issue any cash bonus award to Mr. Dekker for 2015.

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

Kirk A. Christoffersen.  Mr. Christoffersen served as the Company’s Vice President, Corporate Development under an Employment and Retention Agreement dated July 1, 2014 until August 3, 2015.  Under his employment agreement, Mr. Christoffersen was entitled to receive an annual base salary of $191,475 subject to annual increases if approved by the Board or Compensation Committee and was eligible to receive an annual bonus as determined by the Board or Compensation Committee in either’s sole discretion.

In January 2015, the Compensation Committee of the Board approved a 2015 base salary of $197,220 for Mr. Christoffersen, effective as of January 1, 2015.  Mr. Christoffersen’s salary was subject to annual increases if approved by the Board or Compensation Committee and he was eligible to receive an annual bonus up to 25% of his base salary if he met targets established by the Board, subject to the Company’s financial performance, as determined by the Board or Compensation Committee in its sole discretion. In January 2015, the Board approved a cash bonus of $31,115 for Mr. Christoffersen based upon the strategic objectives and corporate goals in 2014 as established by the Board and described in further detail below under the section titled “2014 Bonus Plan.”

Pursuant to the terms of Mr. Christoffersen’s employment agreement, in August 2015, we paid Mr. Christoffersen an aggregate of $132,744 severance and accrued vacation pay upon his termination.

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

For 2014, based upon recommendations of the Compensation Committee, the Board determined that the target annual bonus for Dr. Rodell would equal 40% of his annual base salary and the target annual bonuses for Mr. Dekker and Mr. Christoffersen would equal 25% of their respective annual base salaries. As a basis for these target performance bonuses, the Board established corporate and individual performance objectives in 2014, which were communicated to the named executive officers at that time. The corporate goals for the year included:

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

For 2015, based upon recommendations of the Compensation Committee, the Board determined that the target annual bonus for Dr. Rodell would equal 40% of his annual base salary and the target annual bonuses for Mr. Dekker and Mr. Christoffersen would equal 25% of their respective annual base salaries.  No bonuses were approved for fiscal year 2015 due to the Company’s financial status.

Equity Incentive Compensation

 The Board adopted the Company’s 2014 Equity Incentive Plan, or the 2014 Plan, on April 25, 2014 and our stockholders approved the 2014 Plan on April 25, 2014. The 2014 Plan is the successor to and continuation of the 2002 Plan. Any options still outstanding under the 2002 Plan will continue to be governed by their existing terms, but any shares subject to outstanding options granted under the 2002 Plan that would for any reason subsequently return to the share reserve of the 2002 Plan under its terms, will not return to the share reserve of the 2002 Plan but will become available for issuance pursuant to awards granted under the 2014 Plan.

In January 2015, the Compensation Committee granted stock options awards, or the “Options”, to certain employees, including each of our named executive officers. The Options were granted under and in accordance with the terms and conditions of the 2014 Plan.  Each of the Options vested as to 25% of the underlying shares of common stock on January 6, 2016 and will vest as to the remaining underlying shares monthly over the following 36 months, provided in each case that the applicable employee remains employed by the Company through the applicable vesting date. The exercise price for each Option is $7.71, the closing price for the Company’s common stock on the Nasdaq Capital Market on the date of such grant.

Upon a change-of-control of the Company and the termination of the named executive officer within two months prior or 12 months after the date of the closing of the change-of-control, the remaining unvested option shares shall become fully vested and exercisable.

The following table sets forth the Options granted to each our named executive officers:

Executive Officer	Options Granted
Timothy C. Rodell, M.D.	39,480
Chief Executive Officer and President
C. Jeff Dekker, C.P.A.	11,772
Vice President, Finance and Treasurer
Kirk A. Christoffersen (1)	11,773
Vice President, Corporate Development

(1)	All options expired unexercised and were returned to the option pool in November 2015.

Other Elements of Executive Compensation Program

The remaining elements of our executive compensation program, like our broader employee compensation programs, are intended to make our overall compensation program competitive with those of peer companies, keeping in mind the constraints imposed on us by our reliance on capital markets as a primary source of cash. The remaining elements of our executive compensation program, (401(k) Plan, Medical, Dental, and Vision Plans, Life and Disability Insurance) are available to all our employees.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015, for all of our equity compensation plans:

	No. of Securities to be Issued Upon Exercise of Outstanding Options or Upon Vesting of Restricted Stock Units		Weighted Average Exercise Price or Award Value of Outstanding Options and Awards ($)	No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column(a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	248,999	(1)	7.86	1,060,234
Total	248,999			1,060,234	(2)(3)

(1)	Stock Options granted under both the 2002 Plan and 2014 Plan.
(2)	Includes shares available under the 2014 Plan and the Employee Stock Purchase Plan.
(3)

The number of shares available under the 2014 Plan shall increase on annual basis by an amount equal to 4.0% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year.

A description of the equity incentive plans we maintain is set forth in Note 7 to the Company’s consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015, and filed with the SEC on March 16, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding stock options held by each of our named executive officers at December 31, 2015. These options were granted under our 2002 Stock Incentive Plan or 2014 Plan. Our named executive officers did not hold any restricted stock or other stock awards at the end of 2015. As of December 31, 2015, all vested and unvested options previously granted to Mr. Christoffersen returned to the option pool for the 2014 Plan if unexercised prior to ninety days after August 3, 2015.

	Number of Shares Underlying Unexercised Options (1)			Option Exercise Price ($)	Option Expiration Date
Name	(#) Exercisable	(#) Unexercisable (2)
Timothy C. Rodell, M.D.	41,413	—		$4.73	5/8/2016
	3,380	—		5.04	5/2/2017
	47,785	—		5.98	3/19/2018
	12,240	—		6.93	4/21/2019
	13,373	—		12.56	2/1/2020
	4,777	—		12.56	11/29/2020
	4,266	—		18.24	3/27/2022
	—	39,480	(3)	7.71	1/5/2025

C. Jeffrey A. Dekker, C.P.A.	3,185	—		4.73	5/8/2016
	359	—		5.04	5/2/2017
	2,134	—		5.98	3/19/2018
	1,051	—		8.52	9/23/2019
	1,017	—		12.56	2/1/2020
	409	—		10.07	3/16/2021
	8,816	—		18.24	3/27/2022
	—	11,772	(3)	7.71	1/5/2025

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

(2)	This column shows options that were unvested as of December 31, 2015.
(3)	Options vest 25% on January 5, 2016, and the remaining 75% in monthly installments through January 5, 2019.

Director Compensation

The following table shows for the fiscal year ended December 31, 2015, certain information with respect to the compensation of all non-employee directors of the Company:

Name	Fees Earned Or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
William Freytag(2)	$85,500	$2,801	$88,301
Augustine Lawlor(3)	42,500	2,801	45,301
Dan Mitchell(4)	54,500	2,801	57,301
Ed Torres(5)	50,000	2,801	52,801

(1)

The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation, excluding the effects of estimated forfeitures. The valuation assumptions used in the valuation of option grants may be found in Note 7 to the Company’s consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015, and filed with the SEC on March 16, 2016.

(2)	The aggregate number of option awards outstanding at December 31, 2015 for Dr. Freytag was 22,555, of which 20,858 shares were fully vested.
(3)	The aggregate number of option awards outstanding at December 31, 2015 for Mr. Lawlor was 1,697, of which no shares were fully vested.
(4)	The aggregate number of option awards outstanding at December 31, 2015 for Mr. Mitchell was 1,697, of which no shares were fully vested.
(5)	The aggregate number of option awards outstanding at December 31, 2015 for Mr. Torres was 1,697, of which no shares were fully vested.

In 2015, non-employee directors were compensated for their service on the Company’s Board, as follows:

•	The Chairman of the Board was entitled to an annual retainer fee of $72,000, which is paid on a quarterly basis.
•	Each non-employee director was entitled to an annual retainer fee of $35,000, which is paid on a quarterly basis.
•

As additional compensation for their services, each non-employee director, upon joining the Board, was entitled to an initial grant of options to purchase 3,418 shares of the Company’s common stock under the 2014 Plan and an annual grant of an additional 1,697 shares of the Company’s common stock under the 2014 Plan.  Annual grants will be made at the Company’s 2016 annual meeting of the stockholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth the beneficial ownership of our common stock as of March 31, 2016, by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than five percent of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The percentage of shares beneficially owned before the offering shown in the table is based upon 5,751,574 shares of common stock outstanding as of March 31, 2016.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before May 30, 2016, which is 60 days after March 31, 2016. These shares are deemed to be outstanding and beneficially owned by the person holding the applicable options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o GlobeImmune, Inc., 1450 Infinite Drive, Louisville, CO 80027.

Beneficial Owner	Number of Shares Outstanding	Percentage of Shares Beneficially Owned
Five Percent Stockholders:
Celgene Corporation(1)	667,452	11.5%
Biotechnology Value Fund, L.P.(2)	657,653	11.4%
HealthCare Ventures VII, L.P.(3)	472,153	8.2%
Jeffrey William Bartelt(4)	300,200	5.2%

Named Executive Officers and Directors:
Timothy C. Rodell, M.D.(5)	147,302	2.6%
C. Jeffrey Dekker, C.P.A. (6)	20,896	*
Kirk A. Christoffersen, M.B.A.	—	*
J. William Freytag, Ph.D.(7)	20,858	*
Augustine J. Lawlor(3)	472,153	8.2%
Dan J. Mitchell(8)	81,735	1.4%
S. Edward Torres(9)	243,320	4.2%
All current directors and executive officers as a group (6 persons)(10)	986,264	16.6%

*	Represents beneficial ownership of less than 1% of the outstanding common stock.
(1)

Includes 66,782 shares issuable upon exercise of an outstanding warrant. The address for Celgene Corporation is 86 Morris Avenue, Summit, NJ 07901.  Based solely upon a Schedule 13G filed with the SEC on July 9, 2014, reflecting the beneficial ownership as of July 8, 2014.

(2)

Based solely upon a Schedule 13G/A filed with the SEC on February 16, 2016, consists of (i) 318,278 shares of common stock held by Biotechnology Value Fund, L.P., or BVF, (ii) 184,255 shares of common stock held by Biotechnology Value Fund II, L.P., or BVF2 and (iii) 155,120 shares of common stock held in certain management accounts of BVF Partners, L.P., or Partners.  Partners, as the general partner of BVF and BVF2, may be deemed to beneficially own the 657,653 shares of common stock beneficially owned in aggregate by BVF and BVF2, along with 155,120 shares of common stock held in certain management accounts of Partners.  BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 657,653 shares of common stock beneficially owned by Partners.  Mark N. Lampert, as a director and officer of BVF, Inc., may be deemed to beneficially own the 657,653 shares of common stock owned by BVF Inc.  The principal business address of BFV, BVF2, Partners, BVF Inc. and Mr. Lampert is 1 Sansome Street, 30th Floor, San Francisco, California 94104.

(3)

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

(4)	Based solely upon a Schedule 13G filed with the SEC on February 24, 2016. The principal business address of Mr. Bartelt is 1675 N. 122nd Street, Wauwatosa, Wisconsin 53226.
(5)

Includes 140,398 shares Dr. Rodell has the right to acquire through the exercise of options exercisable within 60 days of March 31, 2016 and 1,904 shares held by SMG, Inc., of which Dr. Rodell and his wife are co-owners.

(6)	Consists of 20,896 shares Mr. Dekker has the right to acquire through the exercise of options exercisable within 60 days of March 31, 2016.
(7)	Consists of 20,858 shares Dr. Freytag has the right to acquire through the exercise of options exercisable within 60 days of March 31, 2016.

(8)

Consists of (i) 10,000 shares held directly by Mr. Mitchell, (ii) 70,766 shares (which includes 4,808 shares issuable upon exercise of outstanding warrants) held by Sequel Limited Partnership III and (iii) 969 shares (which includes 133 shares issuable upon exercise of outstanding warrants) held by Sequel Entrepreneurs Fund III, L.P. (collectively, the “Sequel Funds”). The general partner of the Sequel Funds is Sequel Venture Partners III, L.L.C. (“SVP III”). SVP III may be deemed to indirectly beneficially own the shares owned by the Sequel Funds. Mr. Mitchell is a manager of SVP III and may be deemed to be the indirect beneficial owner of the shares owned by the Sequel Funds. Mr. Mitchell disclaims beneficial ownership of the shares held by the Sequel Funds, except to the extent of his pecuniary interest arising therein. The address for the Sequel Funds is 4430 Arapahoe Avenue, Suite 220, Boulder, CO 80303

(9)

Includes 1,614 shares issuable upon exercise of an outstanding warrant. Mr. Torres is a managing director of Lilly Ventures Fund I LLC (“Lilly Ventures”). LV Management Group LLC (the “Management Company”) has sole voting and dispositive authority with respect to the shares.  S. Edward Torres is a non-managing member of the Fund and the sole managing member of the Management Company and, as such, may be deemed to beneficially own the shares.  Mr. Torres disclaims beneficial ownership of the shares held of record by the Fund, except to the extent of his pecuniary interest therein.

(10)

Includes 15,441 shares issuable upon exercise of outstanding warrants and 182,152 shares issuable upon the exercise of options by all executive officers and directors exercisable within 60 days of March 31, 2016.  See Notes (2) and (5) through (10) above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following is a description of transactions since January 1, 2014, to which we have been a party, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets as of the end of the last two fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation, termination and change-of-control arrangements. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Policies and Procedures for Related Party Transactions

In order to avoid actual or potential conflicts of interest, the Board has adopted a policy that our executive officers, directors, director nominees and five percent stockholders, their immediate family members and any entity in which such person is an executive, partner or principal or in which such person has a five percent or greater beneficial ownership interest are not permitted to enter into a transaction with us in which the amount involved exceeds $120,000 without the prior consent of our Audit Committee. In approving or rejecting any such transaction, our Audit Committee is to consider the relevant facts of the transaction, including, but not limited to, the terms available to or from, as the case may be, unrelated third parties. The Board has determined that transactions involving compensation for services provided to us as an employee, consultant or a director and transactions in which a related party’s participation is solely due to his or her position as a director of an entity that is participating such transaction will not be subject to this policy.

Participation in our Initial Public Offering

In July 2014, the following directors, executive officers and beneficial owners of greater than five percent of our capital stock and certain of their affiliates, purchased an aggregate of 695,000 shares of our common stock in our initial public offering at the offering price of $10.00 per share:

Beneficial Owner	Shares purchased	Total purchase price
Celgene Corporation	200,000	$2,000,000
HealthCare Ventures VII, L.P.	190,000	1,900,000
Morgenthaler Partners VII, L.P.(1)	130,000	1,300,000
Lilly Ventures Fund I, LLC(1)	85,000	850,000
Entities affiliated with Sequel Limited Partnership III(1)	75,000	750,000
Dan Mitchell	10,000	100,000
Tim Rodell	5,000	50,000
Total	695,000	$6,950,000

(1)

Immediately prior to the completion of our initial public offering, each of Morgenthaler Partners VII, L.P., Lilly Ventures Fund I, LLC and the entities affiliated with Sequel Limited Partnership III were the beneficial owners of five percent or greater of our outstanding capital stock.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed, or expected to be billed, to the Company for the fiscal year ended December 31, 2015, by EKS&H LLLP and December 31, 2014, by KPMG LLP, the Company’s independent registered public accounting firm.

	Fiscal Year Ended 2015	Fiscal Year Ended 2014
Audit Fees (1)	$85,000	$437,000
Audit-related Fees	—	—
Tax Fees	6,200	16,395
All Other Fees	—	—
Total Fees	$91,200	$453,396

(1)

Audit Fees include fees for the (i) audit of the consolidated financial statements included in our Form 10-K for our fiscal years ended December 31, 2015, and December 31, 2014, (ii) review of interim consolidated financial statements included on Forms 10-Q and (iii) attest, consent and review services normally provided by the accountant in connection with SEC filings.

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

The Audit Committee pre-approved all audit related, tax and other services rendered in 2015 and did not rely on the waiver of pre-approval requirement provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X promulgated under the Exchange Act.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Financial Statements

See the list of Financial Statements in Item 15 of our annual report on Form 10-K for the year ended December 31, 2015, and filed with the SEC on March 16, 2016.

(2)	Financial Statement Schedules

All schedules have been omitted as the pertinent information is either not required, not applicable, or otherwise included in the financial statements and notes thereto beginning on page F-1 of the our annual report on Form 10-K for the year ended December 31, 2015, and filed with the SEC on March 16, 2016.

(3)	Exhibits

See the EXHIBIT INDEX immediately following signature page to this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GlobeImmune, Inc.

Date: April 28, 2016	By:	/s/ Timothy C. Rodell
Timothy C. Rodell, M.D.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1933, as amended, this Amendment No. 1 to its Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Timothy C. Rodell	Chief Executive Officer, President and Director (Principal Executive Officer)	April 28, 2016
Timothy C. Rodell, M.D.

/s/ C. Jeffrey Dekker	Vice President, Finance and Treasurer (Principal Financial and Accounting Officer)	April 28, 2016
C. Jeffrey Dekker

*	Chairman of the Board of Directors and Director	April 28, 2016
J. William Freytag, Ph.D.

*	Director	April 28, 2016
Augustine J. Lawlor

*	Director	April 28, 2016
Dan J. Mitchell

*	Director	April 28, 2016
S. Edward Torres

*By	/s/ Timothy C. Rodell
Timothy C. Rodell, M.D.
Attorney-in-Fact

Exhibit Index

		Incorporated By Reference
Exhibit Number	Description	Form	Filing Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	July 9, 2014	3.1
3.2	Amended and Restated Bylaws	S-1	March 17, 2014	3.5
4.1	Form of the Registrant’s Common Stock Certificate	S-1	March 17, 2014	4.1
4.2	Form of Warrants to purchase Series B Preferred Stock and Schedule of Warrantholders	S-1	March 17, 2014	4.2
4.3	Form of Warrants to purchase Series C Preferred Stock and a Schedule of Warrantholders	S-1	March 17, 2014	4.5
4.4	Form of Amended and Restated Warrant to purchase capital stock issued to Aegis Capital Corp. or its designees	S-1	March 17, 2014	4.9
4.5	Form of Amended and Restated Warrant to purchase capital stock issued to Aegis Capital Corp. or its designees	S-1	March 17, 2014	4.10
4.6	Amended and Restated Warrant to Purchase Stock, dated August 13, 2014, issued to Oxford Finance Corporation	10-Q	August 15, 2014	4.4
4.7	Amended and Restated Warrant to Purchase Stock, dated August 13, 2014, issued to SVB Financial Group	10-Q	August 15, 2014	4.5
4.8	Warrant to Purchase Common Stock, dated July 8, 2014, issued to Cooley LLP	10-Q	August 15, 2014	4.6

		Incorporated By Reference
Exhibit Number	Description	Form	Filing Date	Number	Filed Herewith
4.9	Form of Second Amended and Restated Warrant Certificate and Schedule of Warrantholders‡	10-Q	August 15, 2014	4.7
4.10	Fifth Amended and restated Stockholders Agreement between Registrant and certain holders of common and Preferred Stock dated January 14, 2010	S-1	March 17, 2014	4.12
4.10.1	Amendment No. 1 to Fifth Amended and Restated Stockholders Agreement between Registrant and certain holders of Common and Preferred Stock dated August 31, 2012	S-1	March 17, 2014	4.12.1
4.11	Reference is made to Exhibits 3.1 and 3.2 hereof
10.1#	2002 Stock Incentive Plan	S-1	March 17, 2014	10.1
10.1.1#	Form of Incentive Stock Option Agreement under 2002 Stock Incentive Plan	S-1	March 17, 2014	10.1.1
10.1.2#	Form of Non-Qualified Stock Option Agreement under 2002 Stock Incentive Plan	S-1	March 17, 2014	10.1.2
10.2#	2014 Equity Incentive Plan	S-1	March 17, 2014	10.2
10.2.1#	Form of Stock Option Grant Notice and Stock Option Agreement under 2014 Equity Incentive Plan	S-1	March 17, 2014	10.2.1
10.3#	2014 Employee Stock Purchase Plan	S-1	March 17, 2014	10.3
10.4#	Form of Indemnification Agreement between Registrant and its directors and executive officers	S-1	March 17, 2014	10.4

		Incorporated By Reference
Exhibit Number	Description	Form	Filing Date	Number	Filed Herewith
10.5#	Amended and Restated Executive Employment Agreement between the Registrant and Timothy C. Rodell	8-K	February 23, 2016	10.1
10.6#	Executive Employment Agreement between Registrant and C. Jeffrey Dekker	S-1	March 17, 2014	10.6
10.7	Lease between Registrant and Triumph 1450 LLC, dated October 25, 2005	S-1	March 17, 2014	10.7
10.7.1	Lease Amendment between Registrant and Triumph 1450 LLC, dated August 25, 2006	S-1	March 17, 2014	10.7.1
10.7.2	Second Lease Amendment between Registrant and SF Infinite Drive, LLC, dated June 3, 2010	S-1	March 17, 2014	10.7.2
10.7.3	Third Lease Amendment between Registrant and SF Infinite Drive, LLC, dated October 31, 2013	S-1	March 17, 2014	10.7.3
10.7.4	Fourth Amendment to Lease Agreement between Registrant and SF Infinite Drive, LLC, dated April 14, 2014	S-1	March 17, 2014	10.7.4
10.8§	Collaboration and Option Agreement between Registrant and Celgene Corporation, dated as of May 14, 2009	S-1	March 17, 2014	10.8
10.8.1	Amendment #1 to the Collaboration and Option Agreement between Registrant and Celgene Corporation, dated as of November 6, 2009	S-1	March 17, 2014	10.8.1
10.8.2	Amendment #2 to the Collaboration and Option Agreement between Registrant and Celgene Corporation, dated as of February 9, 2010	S-1	March 17, 2014	10.8.2
10.8.3§	Amendment #3 to the Collaboration and Option Agreement between Registrant and Celgene Corporation, dated as of June 16, 2011	S-1	March 17, 2014	10.8.3

		Incorporated By Reference
Exhibit Number	Description	Form	Filing Date	Number	Filed Herewith
10.8.4§	Amendment #4 to the Collaboration and Option Agreement between Registrant and Celgene Corporation, dated as of October 24, 2011	S-1	March 17, 2014	10.8.4
10.8.5§	Amendment #5 to the Collaboration and Option Agreement between Registrant and Celgene Corporation, dated as of July 31, 2015	10-Q	November 13, 2015	10.1
10.9§	GI-6300 Program License Agreement by and among the Registrant, Celgene Corporation, and Celgene Alpine Investment Co., LLC, dated July 26, 2013	S-1	March 17, 2014	10.9
10.10§	GI-6200 Program License Agreement between the Registrant, Celgene Corporation, and Celgene Alpine Investment Co., LLC, dated July 31, 2015	10-Q	November 13, 2015	10.2
10.11§	License and Collaboration Agreement between Registrant and Gilead Sciences, Inc., dated as of October 24, 2011	S-1	March 17, 2014	10.10
10.11.1	First Amendment to License and Collaboration Agreement between Registrant and Gilead Sciences, Inc., dated as of December 14, 2012	S-1	March 17, 2014	10.10.1
10.12§	Agreement between Registrant and The Regents of the University of Colorado, dated as of May 30, 2006	S-1	March 17, 2014	10.11
10.12.1§	Amendment (1) to Agreement and Restated Intellectual Property License Agreement among Registrant, The Regents of the University of Colorado and University License Equity Holdings, Inc., effective as of May 5, 2009	S-1	March 17, 2014	10.11.1
10.12.2§	Second Amendment to Agreement and Restated Intellectual Property License Agreement among Registrant, The Regents of the University of Colorado and University License Equity Holdings, Inc., effective as of March 12, 2010	S-1	March 17, 2014	10.11.2
10.12.3§	Stock Purchase Agreement between the Registrant and University License Equity Holding, Inc., dated the 8th day of August, 2003	S-1	March 17, 2014	10.11.3
10.12.4§	Stock Purchase Agreement between the Registrant and University License Equity Holding, Inc. dated the 15th day of October, 2003	S-1	March 17, 2014	10.11.4

		Incorporated By Reference
Exhibit Number	Description	Form	Filing Date	Number	Filed Herewith
10.12.5§	Stock Purchase Agreement between the Registrant and University License Equity Holding, Inc. dated the 7th day of September, 2004	S-1	March 17, 2014	10.11.5
10.12.6§	Stock Purchase Agreement between the Registrant and University License Equity Holding, Inc. dated the 25th day of August, 2005	S-1	March 17, 2014	10.11.6
10.13§	Cooperative Research and Development Agreement (CRADA #2264) between Registrant and National Cancer Institute, dated January 23, 2008	S-1	March 17, 2014	10.12
10.13.1§	Amendment No. 1 to CRADA #2264 between Registrant and National Cancer Institute, dated August 8, 2011	S-1	March 17, 2014	10.12.1
10.13.2§	Amendment No. 2 to CRADA #2264 between Registrant and National Cancer Institute, dated July 30, 2013	S-1	March 17, 2014	10.12.2
10.13.3§	Amendment #3 to CRADA #02264 Assignment, Assumption and Consent Agreement between the Registrant, Celgene Corporation and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, an Institute, Center or Division of the National Institutes of Health, dated as of July 31, 2015 Health, dated as of July 31, 2015.	10-Q	November 13, 2015	10.3
10.14§	Public Health Service Patent License Agreement – Exclusive (License Number: L127-2007/0) (CEA) between Registrant and the National Institutes of Health, or NIH, dated as of June 11, 2007	S-1	March 17, 2014	10.13
10.14.1§	First Amendment to Public Health Service Patent License Agreement – Exclusive (License Number: L127-2007/1) (CEA) between Registrant and the NIH, dated as of April 5, 2010	S-1	March 17, 2014	10.13.1
10.14.2§	Second Amendment to Public Health Service Patent License Agreement – Exclusive (License Number: L127-2007/2) (CEA) between Registrant and the NIH, dated as of October 31, 2011	S-1	March 17, 2014	10.13.2
10.15§	Public Health Service Patent License Agreement – Exclusive (License Number L-121-2011/0) (VirusPlus) between Registrant and the NIH, dated as of August 23, 2011	S-1	March 17, 2014	10.14
10.16§	Public Health Service Patent License Agreement – Exclusive (License Number: L-036-2012/0) (Brachyury) between Registrant and the NIH, dated as of January 3, 2012	S-1	March 17, 2014	10.15

		Incorporated By Reference
Exhibit Number	Description	Form	Filing Date	Number	Filed Herewith
10.16.1§	Amendment No. 1 to Public Health Service Patent License Agreement – Exclusive (License Number: L-036-2012/0) (Brachyury) between Registrant and the NIH, dated as of December 9, 2014	10-K	March 17, 2015	10.15.1
10.17§	Public Health Service Patent License Agreement – Exclusive (License Number: L-067-2012/0) (MUC1) between Registrant and the NIH, dated as of March 12, 2012	S-1	March 17, 2014	10.16
10.18§	The National Institutes of Health Patent License Agreement - Exclusive (License Number A-360-2014) between the Registrant and the NIH, dated as of July 31, 2015.	10-Q	November 13, 2015	10.4
10.19#	2014 Performance-Based Non-Equity Incentive Plan	S-1	March 17, 2014	10.17
10.20#	Form of Employee Proprietary Information and Inventions Agreement	S-1	March 17, 2014	10.18
10.21	Placement Agency Agreement between Registrant and Aegis Capital Corp., dated as of January 27, 2014	S-1	March 17, 2014	10.20
23.1	Consent of Independent Registered Public Accounting Firm	10-K	March 16, 2016	23.1
23.2	Consent of Independent Registered Public Accounting Firm	10-K	March 16, 2016	23.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated By Reference
Exhibit Number	Description	Form	Filing Date	Number	Filed Herewith
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document	10-K	March 16, 2016
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	March 16, 2016
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	March 16, 2016
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	March 16, 2016
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	March 16, 2016
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	March 16, 2016

#	Indicates management agreement or compensatory plan.
§

Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.