Form 10-Q
period 2016-03-31
GLOBEIMMUNE INC
filed 2016-05-12
CIK 1245104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, the registrant had 5,751,574 shares of common stock, $0.001 par value per share, outstanding.

GLOBEIMMUNE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

GLOBEIMMUNE, INC.

Condensed Balance Sheets

(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$8,693,718	9,900,722
Other current assets	755,958	1,190,053
Total current assets	9,449,676	11,090,775
Property and equipment, net	190,636	209,721
Other assets	130,645	205,645
Total assets	$9,770,957	11,506,141

Liabilities, Redeemable, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$407,672	234,070
Accrued liabilities	286,739	540,787
Deferred revenue	3,450,582	3,450,582
Total current liabilities	4,144,993	4,225,439
Other long-term liabilities	176,138	171,500
Deferred revenue	3,299,662	4,120,802
Total liabilities	7,620,793	8,517,741

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 5,751,574 shares	5,752	5,752
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and outstanding 0 shares	—	—
Additional paid-in capital	228,478,265	228,454,293
Accumulated deficit	(226,333,853)	(225,471,645)
Total stockholders' equity	2,150,164	2,988,400
Total liabilities, redeemable, convertible preferred stock and stockholders' equity	$9,770,957	11,506,141

See accompanying Notes to Condensed Financial Statements

GLOBEIMMUNE, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenue
Collaboration license and services	$942,750	1,026,899
Manufacturing services	-	160,926
Total revenue	942,750	1,187,825
Operating expenses:
Research and development expenses:
Costs of collaboration license and services	514,725	921,889
Costs of manufacturing services	-	160,926
Research and development for proprietary programs	337,897	393,061
Total research and development	852,622	1,475,876
General and administrative	933,251	1,193,447
Depreciation	19,085	79,030
Total operating expenses	1,804,958	2,748,353
Net loss applicable to common stockholders	$(862,208)	(1,560,528)

Weighted average shares outstanding-basic and diluted	5,751,574	5,751,574
Net loss per share attributable to common stockholders-basic and diluted	$(0.15)	(0.27)

See accompanying Notes to Condensed Financial Statements

GLOBEIMMUNE, INC.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(862,208)	(1,560,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,085	79,030
Share-based compensation	23,972	41,355
Stock-based payments for services	-	11,492
Changes in operating assets and liabilities:
Decrease in other current assets	434,095	413,544
Decrease in other assets	75,000	—
Increase (decrease) in accounts payable	173,602	(46,033)
Decrease in accrued liabilities	(254,048)	(558,472)
Decrease in deferred revenue	(821,140)	(821,140)
Increase in other long-term liabilities	4,638	8,945
Net cash used in operating activities	(1,207,004)	(2,431,807)
Cash flows from investing activities:
Purchase of property and equipment	—	(23,937)
Net cash used in investing activities	—	(23,937)
Net decrease in cash and cash equivalents	(1,207,004)	(2,455,744)
Cash and cash equivalents, beginning of period	9,900,722	16,812,459
Cash and cash equivalents, end of period	$8,693,718	14,356,715

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

Our operations are subject to certain risks and uncertainties. The risks include negative outcome of clinical trials, inability or delay in completing clinical trials or obtaining regulatory approvals, changing market conditions for products being developed by us, more stringent regulatory environment, the need to retain key personnel and protect intellectual property, product liability, and the availability of additional capital financing on terms acceptable to us. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, it will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, upfront payments pursuant to collaboration agreements, government grants and equipment financing. The size of our future net losses will depend, in part, on the rate of growth or contraction of expenses and the level and rate of growth, if any, of revenues. Our ability to achieve profitability is dependent on our ability, alone or with others, to complete the development of our product candidates successfully, obtain the required regulatory approvals, manufacture and market our proposed products successfully or have such products manufactured and marketed by others and gain market acceptance for such products. There can be no assurance as to whether or when we will achieve profitability. Additionally, we have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

(2)	Liquidity Risks

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of March 31, 2016, we had an accumulated deficit of $226,333,853. We had net losses of $862,208 and $1,560,528 for the three months ended March 31, 2016 and 2015, respectively, and net cash used in operating activities of $1,207,004 for the three months ended March 31, 2016. We anticipate that operating losses and net cash used in operating activities will continue over the next several years.

We have historically financed our operations primarily through the sale of equity securities, payments pursuant to collaboration agreements, government grants and equipment financing. We will continue to be dependent upon such sources of funds until we are able to generate positive cash flows from our operations. We believe that our existing cash and cash equivalents as of March 31, 2016 will be sufficient to fund restructured operations as a going concern through the middle of 2017.

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses.  As of April 29, 2016, we have two full time employees, one scientist and our principal financial and accounting officer and one half time employee, our chief executive officer.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and hepatitis B or the preclinical work we are conducting in our tuberculosis program.  At March 31, 2016, we had cash and equivalents of $8.7 million. We believe we have sufficient cash to operate as a going concern through the middle of 2017 as we continue to evaluate strategic alternatives.  If a strategic alternative is not found in the near future, we could decide to wind down our operations which will consume cash faster than currently planned as a going concern.

We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets.  We continue to seek potential strategic transactions. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

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

The accompanying condensed balance sheet as of March 31, 2016, condensed statements of operations for the three months ended March 31, 2016 and 2015 and condensed statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly our financial position as of March 31, 2016 and the results of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015. The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2016 and 2015 are unaudited. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period.  These unaudited financial statements are condensed and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

(c)	Accrued Liabilities

We make estimates of our accrued expenses by identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when it has not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. Examples of estimated accrued expenses include:

•	fees owed to contract research organizations in connection with preclinical and toxicology studies and clinical trials;
•	fees owed to investigative sites in connection with clinical trials;
•	fees owed to contract manufacturers in connection with the production of clinical trial materials;
•	fees owed for professional services;

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

•	property taxes; and
•	unpaid salaries, wages, and benefits.

Accrued liabilities consisted of the following as of:

	March 31, 2016	December 31, 2015
Accrued compensation	$112,355	112,473
Other	174,384	428,314
Total Accrued Liabilities	$286,739	540,787

(d)	Net Loss per Share

Basic net loss per share is computed by dividing net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is anti-dilutive.  Potentially dilutive securities, included convertible preferred stock, warrants and stock options, representing 1,172,176, and 1,218,116  weighted average shares of common stock were excluded for the three months ended March 31, 2016 and 2015, respectively, because including them would have an anti-dilutive effect on net loss per share.

(e)	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued the Accounting Standards Update, or ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance when it becomes effective. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. This ASU defers the effective date of for all entities by one year and as a result, all entities will be required to apply the provisions of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the adoption date and impact the guidance in this ASU will have, if any, on our results of operations, cash flows, or financial position.

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

In November 2015, FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. This ASU will be effective for the Company beginning in its first quarter of fiscal year 2017.  Early adoption is permitted and is not expected to have a material impact on the Company’s Financial Statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our financial statements.

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, the Company has elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. This election is irrevocable.

(4)	Deferred Revenue

Deferred revenue consisted of the following as of:

	March 31, 2016	December 31, 2015

Celgene	$6,724,160	7,543,927

Gilead	26,084	27,457

Total deferred revenue	6,750,244	7,571,384

Less: current portion	(3,450,582)	(3,450,582)

Deferred revenue, long-term	$3,299,662	4,120,802

(a)	Celgene Agreements

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

In July 2013, Celgene exercised its option to license the GI-6300 program, including GI-6301, in exchange for an upfront payment of $9,000,000. As part of that exercise, the Collaboration and Option Agreement was amended as it related to the GI-6300 program. The agreement, as amended, includes (1) a license granted to Celgene as of the date of the exercise of the option to develop and commercialize the GI-6300 product candidates using all of our related patents, intellectual property and know-how related to these product candidates that existed at the inception of the Collaboration and Option Agreement or any time during the term, (2) us supplying drug product for the Phase 2 clinical trial and (3) our option to perform Phase 2 clinical trials, subject to Celgene’s right to assume performance of those trials. As part of this exercise, certain milestones were modified and adjustments to the royalty rates on net sales were reduced. The modification to the milestones did not materially impact the deliverables that existed at the time of the modification.

In July 2015, Celgene exercised its option to license the GI-6200 program, including GI-6207, in exchange for an upfront payment of $1.9 million. Pursuant to the license granted to Celgene as of the date of the exercise of the option to develop and commercialize the GI-6200 product candidates using all of our related patents, intellectual property and know-how related to these

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

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

Upon execution of the May 2009 agreement, we estimated that our obligations to perform research and development under the agreement would continue through September 30, 2016 and, accordingly, were recognizing as revenue the upfront fees received of $31,300,000 as revenue from the date of receipt through September 30, 2016. We review the term of performance on a quarterly basis and adjust the revenue recognition period if there are any changes. As of December 31, 2015 and March 31, 2016, the unamortized balance is expected to be amortized on a straight line basis through March 31, 2018.

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

GLOBEIMMUNE, INC.

Notes to Condensed Financial Statements

(unaudited)

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

We recognized $819,767, and $819,767, in license and service revenue during the three months ended March 31, 2016 and 2015, respectively. Costs incurred under these agreements, included in costs of collaboration licenses and services in our statement of operations, for the three months ended March 31, 2016 and 2015 were $485,037, and $696,340, respectively.

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

We recognized $1,373 in license and services revenue under the Gilead arrangement during the three months ended March 31, 2016 and 2015.  In addition, we recognized revenue of $0 and $160,926 during the three months ended March 31, 2016 and 2015, respectively, related to manufacturing supply for Phase 2 trials for which Gilead is responsible for performing. Collaboration license and service costs incurred under these agreements, included in costs of collaboration licenses and services in our statement of operations, for the three months ended March 31, 2016 and 2015 were $29,688, and $225,549, respectively. Manufacturing services costs incurred under agreements with Gilead are included in costs of manufacturing services in our statement of operations, for the three months ended March 31, 2015 were $160,926.

(5)	Income Taxes

We maintain a valuation allowance for substantially all of our deferred tax assets, including our net operating losses, and therefore do not expect to incur a current U.S. federal tax expense or benefit against our pretax income (loss) during the year ending December 31, 2016.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs, and anticipated, expected or projected performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “enable,” “potential,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, clinical trials and U.S. Food and Drug Administration, or FDA, submissions, regulatory or competitive environments, our intellectual property, product development and our ability to enter into and successfully complete any strategic transaction. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially.  For a description of such risks and uncertainties, which could cause our actual results, performance, or achievements to materially differ from any anticipated results, performance, or achievements, please see the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in this Form 10-Q under the heading “Risk Factors”.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the United States Securities and Exchange Commission, or the SEC, that disclose certain risks and factors that may affect our business.  This analysis should be should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

Overview

We are a biopharmaceutical company focused on developing products for the treatment of cancer and infectious diseases based on our proprietary Tarmogen® platform. We have three Tarmogen product candidates in clinical evaluation for infectious disease and multiple cancer indications.

We have two strategic collaborations with leading biotechnology companies. In 2011, Gilead Sciences, Inc., or Gilead, exclusively licensed product candidates intended to treat chronic hepatitis B virus, or HBV, infection.  A product candidate from the Gilead collaboration, GS-4774 is currently being evaluated in a randomized Phase 2 clinical trial. Celgene Corporation, or Celgene, entered into a collaboration and option agreement for GlobeImmune oncology product candidates in 2009. Under this agreement, in 2013, Celgene exercised its option for a worldwide, exclusive license to the GI-6300 program, including the GI-6301 product candidate, which targets the brachyury protein. Brachyury plays a role in the metastatic progression of certain cancers and is believed to be fundamental in the formation of chordomas, rare bone tumors of the spine.  GI-6301 is currently being evaluated in a randomized Phase 2 trial at the National Cancer Institute, or NCI, in subjects diagnosed with chordoma.  In July 2015, Celgene exercised its option for a worldwide, exclusive license to the GI-6200 program, including the GI-6207 product candidate, which targets carcinoembryonic antigen, or CEA. GI-6207 is the second Tarmogen product candidate licensed by Celgene under the collaboration.  Under the terms of the agreement, we received an option exercise payment of $1.9 million, and are eligible for up to $120 million, in the aggregate, in potential future development, regulatory and sales milestones, and royalties on product sales.  GI-6207 is currently being evaluated in a Phase 2 clinical trial at the NCI in subjects with medullary thyroid cancer, or MTC. Through March 31, 2016, we have received over $66 million from these collaborations.

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses. As of April 29, 2016, we have two full time employees, one scientist and our principal financial and accounting officer, and one half time employee, our chief executive officer.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and hepatitis B or the preclinical work we are conducting in our tuberculosis program.  At March 31, 2016, we had cash and equivalents of $8.7 million. We believe we have sufficient cash to operate as a going concern through the middle of 2017 as we continue to evaluate strategic alternatives.  If a strategic alternative is not found in the near future, we could decide to wind down our operations which will consume cash faster than currently planned as a going concern.

We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets.  We continue to seek potential strategic transactions. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of March 31, 2016, we had an accumulated deficit of $226.3 million. We had a net loss of $0.9 million for the three months ended March 31, 2016. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that operating losses will continue into the foreseeable future.  Our plans to advance our own product candidates are dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. We have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity and convertible debt securities, upfront and milestone payments pursuant to our collaboration agreements, government grants and capital lease and equipment financing. The size of our future net losses will depend, in part, on the magnitude and timing of changes in our expenses, as well as the level and rate of growth, if any, of our revenues. Our ability to achieve profitability is dependent on our ability, alone or with others, to complete the development of our product candidates successfully, obtain required regulatory approvals, manufacture and market our potential products successfully or have such products manufactured and marketed by others, and gain market acceptance for such products. There can be no assurance as to whether or when we will achieve profitability.

We were incorporated as Ceres Pharmaceuticals, Ltd. in Colorado on February 10, 1995. We changed our name to GlobeImmune, Inc. on May 26, 2001, and reincorporated in Delaware on June 5, 2002.

Financial Operations

Revenue

Infectious Disease Programs

Our lead infectious disease Tarmogen product candidate, GS-4774, is being developed pursuant to a world-wide collaboration with Gilead.  GS-4774, currently being evaluated in a randomized Phase 2 trial, is a Tarmogen designed to target patients chronically infected with HBV who are also on, or are candidates for, oral antiviral suppressive therapy. Under this collaboration, in 2011 we received a $10 million upfront payment and Gilead agreed to fund a Phase 1 trial. As a result of our activities under this agreement, we have received an additional $5 million in milestone payments. Gilead is responsible for all future clinical, regulatory and commercial activities. We are eligible to receive up to an additional $130 million in development and regulatory milestones under this collaboration. If products are commercialized, we will be entitled to receive tiered royalty rates based on net sales of GS-4774 from the high single digits to the mid-teens, and up to $40 million of sales milestone payments.

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

•

a second Phase 2 clinical trial initiated in 2014, GS-US-330-1401, or the 1401 trial, investigating GS-4774 in patients with chronic HBV infection who are currently not receiving treatment.  The 1401 trial is a multicenter, multinational trial designed to enroll 175 patients in a randomized, open-label design comparing three different doses of GS-4774 (2YU, 10YU, or 40YU), administered in combination with tenofovir disoproxil fumarate, or TDF, versus TDF alone. The 1401 trial is fully enrolled. The 24-week results for this trial did not show a statistical difference between control and treatment arms and the 48-week results are projected to be available in the second half of 2016.

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

The NCI has completed a dose escalation Phase 1 clinical trial of GI-6207 in 25 subjects with Stage IV cancers expressing CEA, and has initiated a randomized Phase 2 trial in subjects with MTC.   The GI-6207-02 Phase 2 study is planned to enroll a total of 34 subjects in a cross-over trial design. Subjects will be administered either GI-6207 for one year or be observed for six months and then administered GI-6207 for one year. The primary endpoint for the trial will be six months after the last patient enrolls and will be the effect of GI-6207 on changes in calcitonin levels. Calcitonin is a tumor marker that can be measured in a patient’s circulating blood that correlates with tumor burden in MTC. Elevated calcitonin values after surgery indicate persistent or recurrent disease. Based on current enrollment rates, we believe that this trial could be fully enrolled mid-year 2016, with results available approximately six months later.

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

We may have multiple research and development projects ongoing at any one time. We utilize our internal resources, employees and infrastructure across multiple projects. We do not believe that allocating internal costs on the basis of estimates of time spent by our employees accurately reflects the actual costs of a project. We record and maintain information regarding hours spent on specific projects when needed for our collaboration agreements and for external, out-of-pocket research and development expenses on a project-specific basis.

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

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses. As of April 29, 2016, we have two full time employees, one scientist and our principal financial and accounting officer, and one half time employee, our chief executive officer.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and hepatitis B or the preclinical work we are conducting in our tuberculosis program.

We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets. We continue to seek potential strategic transactions. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

In July, 2015, Celgene exercised its option to an exclusive worldwide-license, with the right to sublicense, to our GI-6200 program, including product candidate GI-6207. The GI-6200 license agreement provided for an upfront option exercise payment of $1.9 million to us and our eligibility for milestone payments of up to $120 million, in the aggregate, and tiered royalty payments in the low teens for any sales of GI-6200 product candidates. Celgene also assumed all development responsibilities of the Company’s GI-6300 program and all development, regulatory and commercialization costs and responsibilities related to GI-6200 product candidates, including all obligations under the CRADA, except our obligation to make payments due in 2016, which we made in the 3rd quarter of 2015.

General and Administrative Expense

General and administrative expense primarily consists of salaries, severance and other related costs, including stock-based compensation expense, for employees and consultants in our executive, finance, accounting, legal, information technology and human resource departments. Other general and administrative expenses include facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense, insurance and accounting services.  As a result of our restructuring and the decrease in the size of our workforce, we anticipate that our general and administrative expense will remain constant, and potentially decrease, going forward.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table sets forth our results for the periods shown.

	Three months ended March 31,			%
	2016	2015	Increase (Decrease)	Increase (Decrease)
	(in thousands, except percentages)
Revenue
Collaboration license and services	$943	1,027	(84)	(8%)
Manufacturing services	—	161	(161)	(100%)
Total revenue	943	1,188	(245)	(21%)
Operating expenses:
Research and development expenses:
Costs of collaboration license and services	515	922	(407)	(44%)
Costs of manufacturing services	—	161	(161)	(100%)
Research and development for proprietary programs	338	393	(55)	(14%)
Total research and development	853	1,476	(623)	(42%)
General and administrative	933	1,194	(261)	(22%)
Depreciation	19	79	(60)	(76%)
Total operating expenses	1,805	2,749	(944)	(34%)
Loss before taxes	$(862)	(1,561)	699	(45%)

Collaboration license and services revenues. Collaboration license and services revenues for the three months ended March 31, 2016 were $0.9 million compared to $1.0 million for the three months ended March 31, 2015, a decrease of $0.1 million.

Manufacturing services revenues. Manufacturing services revenues for the three months ended March 31, 2016 were $0 compared to $0.2 million for the three months ended March 31, 2015, a decrease of $0.2 million.  The decrease was due to a decrease in the revenue relating to manufacturing services for Gilead for the Phase 2 HBV trial.

Costs of Collaboration License and Services. Costs of collaboration license and services expense for the three months ended March 31, 2016 was $0.5 million compared to $0.9 million for the three months ended March 31, 2015, a decrease of $0.4 million. The decrease was primarily due to a decrease in the expenses related to reduction in salary expense due to layoffs during 2015.

Costs of Manufacturing Services. Costs of manufacturing services for the three months ended March 31, 2016 were $0 compared to $0.2 million for the three months ended March 31, 2015, a decrease of $0.2 million.  The decrease was due to a decrease in the expenses relating to manufacturing services for Gilead for the Phase 2 HBV trial.

Research and Development for Proprietary Programs Expense. Research and development for proprietary programs expense for the three months ended March 31, 2016 was $0.3 million compared to $0.4 million for the three months ended March 31, 2015, a decrease of $0.1 million. The decrease was due primarily to a decrease in salary expense due to layoffs during 2015.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2016 was $0.9 million compared to $1.2 million for the three months ended March 31, 2015, a decrease of $0.3 million.  For the three months ended March 31, 2016 salary expense decreased by $0.2 million due to layoffs during 2015 and other reductions of $0.1 million.

Depreciation Expense. Depreciation expense for the three months ended March 31, 2015 was $0.1 million.

Liquidity and Capital Resources

Since our inception through March 31, 2016, we have funded our operations principally through the receipt of $211.2 million, in proceeds, consisting of: $108.2 million of net proceeds from the private placement of preferred equity securities; $14.6 million from the sale of common stock in our initial public offering; $0.5 million from the sale of common stock through stock option exercises; $13.4 million of net proceeds from the private placement of convertible notes; $42.3 million received under the Celgene collaboration and license agreements; $24.6 million received under the Gilead collaboration agreement and additional supply services to Gilead; and receipt of $7.6 million from research grants. We had cash and cash equivalents of $8.7 million as of March 31, 2016. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our funds are currently held in cash and money market funds that are invested in securities issued by the U.S. Treasury. We completed an initial public offering on July 8, 2014.  In the offering we sold 1,725,000 shares of our common stock, including the shares sold pursuant to the underwriter’s over-allotment option, at $10.00 per share and raised $17.3 million in proceeds before fees and expenses.  Upon completion of the offering, all of our then outstanding preferred stock converted into 2,757,825 shares of common stock in accordance with the terms of the preferred stock. Additionally, all our, outstanding preferred stock warrants were reclassified into additional paid-in capital as all of the preferred stock warrants converted into common stock warrants, our outstanding convertible note issued to a service provider and our outstanding convertible notes issued in 2014 converted into 51,556 and 1,116,372 shares of common stock, respectively, and the warrant issued to the holder of the service provider note and the warrants issued to the holders of our notes issued in 2014 became exercisable for 12,373 and 750,000 shares of common stock, respectively.

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses. As of April 29, 2016, we have two full time employees, one scientist and our principal financial and accounting officer, and one half time employee, our chief executive officer.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and hepatitis B or the preclinical work we are conducting in our tuberculosis program.  We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets.

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

Based on our current level of operations, we believe that the net proceeds from our initial public offering, together with our existing cash and cash equivalents will provide adequate funds for ongoing operations as a going concern, planned capital expenditures and working capital requirements through the middle of 2017. Successful completion of our research and development programs, and ultimately, the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in commercial products and/or technology, obtaining adequate financing to complete our development activities, progress of collaboration arrangements, market acceptance and demand for our products, and attracting and retaining qualified personnel. Our plans to advance our own product candidates are dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter or cease our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

We have incurred operating losses and have an accumulated deficit as a result of ongoing research and development spending. As of March 31, 2016, we have an accumulated deficit of approximately $226.3 million. We had a net loss of $0.9 million for the three months ended March 31, 2016, and net cash used in operating activities of $1.2 million for the three months ended March 31, 2016. Our losses and net cash used in operating activities have resulted principally from costs incurred in our discovery and development activities. We anticipate that operating losses and net cash used in operating activities will continue to occur into the foreseeable future.

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

The following table sets forth the primary sources and uses of cash for each of the periods set forth below.

	Three months ended March 31, (in thousands)
	2016	2015
Net cash used in operating activities	$(1,207)	(2,432)
Net cash used in investing activities	-	(24)
Net cash provided by financing activities	-	-
Net decrease in cash and cash equivalents	(1,207)	(2,456)

Operating Activities

For the three months ended March 31, 2016 and 2015, our operating activities used cash of $1.2 million and $2.5 million, respectively. The cash used in operating activities of $1.2 million for the three months ended March 31, 2016 was primarily due to a net loss of $0.9 million primarily attributed research and development activities and by a decrease in deferred revenue of $0.8 million, which primarily resulted from the recognition of revenue under the Celgene collaboration agreement. The cash used in operating activities of $2.4 million for the three months ended March 31, 2015 was primarily due to a net loss of $1.6 million primarily attributed to research and development activities and by a decrease in deferred revenue of $0.8 million, which primarily resulted from the recognition of revenue under the Celgene collaboration agreement.

Investing Activities

For the three months ended March 31, 2016 and 2015, we did not engage in any significant investing activities.

Financing Activities

For the three months ended March 31, 2016 and 2015, we did not engage in any significant financing activities.

Operating Capital Requirements

We anticipate that we will continue to generate operating losses for the foreseeable future. We believe that our existing cash and cash equivalents and contingent, future milestone payments under our collaboration agreements will allow us to fund our operations as a going concern through the middle of 2017. The amounts and timing of our actual expenditures depend on numerous factors, including the ongoing status of, and results from, clinical trials and other studies, achievement of milestones under our existing collaborations completion of public or private equity or debt financings, other available financing transactions, any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter or cease our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

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

In June 2015, we announced that we were evaluating our strategic options and restructuring the Company. As a result of this restructuring, we eliminated the majority of positions in our workforce and reduced our operating expenses. As of April 29, 2016, we have two full time employees, one scientist and our principal financial and accounting officer, and one half time employee, our chief executive officer.  These steps are not expected to have an impact on ongoing clinical trials being conducted by our collaborators in oncology and hepatitis B or the preclinical work we are conducting in our tuberculosis program.  At March 31, 2016, we had cash and equivalents of $8.7 million. We believe we have sufficient cash to operate as a going concern through the middle of 2017 as we continue to evaluate strategic alternatives. If a strategic alternative is not found in the near future, we could decide to wind down our operations which will consume cash faster than currently planned as a going concern.

We have engaged Cantor Fitzgerald & Co. to explore alternative ways to maximize stockholder value, including transactions involving the merger or sale of all or part of our assets.  We continue to seek potential strategic transactions. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that as a result of the material weakness described below, our disclosure controls and procedures were not effective as of March 31, 2016 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weakness described below, management has concluded that our financial statements for the periods included in this report are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

Internal Control Over Financial Reporting

Under current SEC rules, our independent registered public accounting firm may eventually be required to deliver an attestation report on the effectiveness of our internal control over financial reporting when we no longer qualify as an emerging growth company. During the year ended December 31, 2015, we identified a material weakness in our internal controls due to the fact that we only have one employee in our accounting and finance department. As a result, we were unable to allow for proper segregation of duties and reviews of transactions prior to being entered into our books and records. This material weakness continued during the three months ended March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are not profitable and have incurred significant net losses in each year since our inception in February 1995, except for 2013, including net losses of $0.9 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $226.3 million. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that our operating losses will continue into the foreseeable future. While we reported net income in 2013, we do not anticipate that we will have net income again in the foreseeable future.

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

We anticipate that we will continue to generate significant losses for the foreseeable future. We believe that based on our current operations, together with our existing cash and cash equivalents will allow us to fund our restructured operating plan, as a going concern, through the middle of 2017. Our plans to advance our own product candidates are dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions.  However, our operating plan may change as a result of a number of factors. Changing circumstances may cause us to consume capital faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

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

We have engaged Cantor Fitzgerald & Co. to facilitate possible strategic transactions, including transactions involving the merger or sale of all or part of our assets, and other alternatives with the goal of maximizing stockholder value. We continue to seek potential strategic transactions. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.  We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects and impair the value of any such strategic transaction to our stockholders.

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

The GI-6300 program, including GI-6301, which is being developed for the treatment of brachyury-expressing cancers, was exclusively licensed to Celgene.  Celgene will lead future clinical development and any future commercialization activities for GI-6301. As a result, we are completely dependent on their ability and willingness to fund and execute clinical development, regulatory approvals and commercialization activities. The Phase 2 program for GI-6301 in chordoma is being run at NCI.  We have no control over the execution of this trial, including the rate of and completion of enrollment of the trial.

Celgene will lead future clinical development and any future commercialization activities for GI-6301 and GI-6207. As a result, we will rely on Celgene’s ability and willingness to fund and execute clinical development, regulatory approvals and commercialization activities related to these product candidates.

Gilead is responsible for the clinical development and any future commercialization activities for GS-4774. In May 2015, we announced top line results for the 0101 trial of GS-4774.  Patients treated with the highest dose of GS-4774 plus ongoing OAV did not show a reduction in HBsAg at week 24, the primary endpoint of the study.  A second Phase 2 clinical trial was initiated in 2014, investigating GS-4774 in patients with chronic HBV infection who are currently not receiving treatment.  The 1401 trial is a multicenter, multinational trial designed to enroll 175 patients in a randomized, open-label design comparing three different doses of GS-4774 (2YU, 10YU, or 40YU), administered in combination with tenofovir disoproxil fumarate, or TDF, versus TDF alone. The 1401 trial is fully-enrolled. The 24-week results for this did not show a statistical difference between control and treatment arms and the 48-week results are projected to be available in the second half of 2016.  There can be no assurance that this trial will have a better outcome than the first Phase 2 trial. Gilead will lead future clinical development and any future commercialization activities for GS-4774. As a result, we will rely on Gilead’s ability and willingness to fund and execute clinical development, regulatory approvals and commercialization activities related to this product candidate.

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

We have experienced difficulties enrolling patients in our smaller clinical trials due to lack of referrals and may experience similar difficulties in the future. For example, the GI-4000-05 trial conducted at the Lombardi Cancer Center at Georgetown University commenced enrollment in August 2010. Eleven subjects were enrolled as of March 31, 2016. This enrollment rate was slower than we had anticipated and enrollment has been discontinued.

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

Certain of our product candidates are being and may in the future be studied in clinical trials conducted by the NCI, and in investigator-initiated clinical trials, the conduct of which we do not control.

Early clinical studies of our GI-6207 and GI-6301 product candidates have been and are being conducted in collaboration with and under the direction of the NCI. These include a Phase 1 trial of GI-6301 in patients with metastatic cancer and chordoma, a Phase 2 trial of GI-6301 in patients with chordoma, and a Phase 2 clinical trial of GI-6207 in patients with MTC. We do not control the design of these protocols, administration or conduct of these trials and, as a result, we are subject to risks associated with the way these types of trials are conducted, in particular should any problems arise. These risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues, inappropriate trial design or trial protocols and difficulties or differences in interpreting data. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials or the trials not being conducted according to protocols may ultimately lead to the denial of regulatory approval of our product candidates, which would adversely affect our business and lead to a decline in the trading price of our securities.

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

Because of the specialized scientific nature of our business and the unique properties of our Tarmogen platform, our success is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. We are dependent on the principal members of our scientific and management staff, particularly Dr. Timothy C. Rodell. The loss of Dr. Rodell’s services might significantly delay or prevent the achievement of our research, development and business objectives. For instance, effective March 1, 2016, Dr. Rodell devotes 50% of his business time and attention to the Company.  We cannot predict what the impact of this reduction in Dr. Rodell’s business time and attention will be on the achievement of our research, development and business objectives.  We currently maintain key-man life insurance on Dr. Rodell. However, we may not continue to maintain such insurance in the future or the proceeds of such insurance may not be adequate.

The reduction of our workforce in 2015, and any future workforce and expense reductions, may have an adverse impact on our internal programs and may divert management attention.

We have substantially reduced the number of our executive and non-executive officers within the last twelve months. Additionally, the restructuring of our operations in 2015 included dismissal of a large number of our staff, some of whom had advanced or specialized skills. As a result, our headcount has decreased to two full time employees and one half time employee as of April 29, 2016. This workforce reduction was primarily implemented to preserve our capital resources and to manage our operating expenses.  This workforce reduction may also limit our ability to complete our corporate objectives. We may also be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. While our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

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

AstraZeneca’s vandetanib and Exelixis’ cabozantinib are FDA approved for late-stage, or metastatic, MTC in adult patients who are ineligible for resection. Further, there are several companies or institutions with clinical trials of immunotherapy products generally targeting CEA including Bavarian Nordic, Guangdong Provincial Hospital of Traditional Chinese Medicine, Radboud University and NCI.

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

Several of the FDA approved products for HBV face patent expiration in the next several years. As a result, generic versions and biosimilars of these drugs and biologicals may become available. We expect to face competition from these products, including price-based competition. Pressure from government and private reimbursement groups, plus patient awareness and other social activist groups to reduce drug prices may also put downward pressure on the prices of drugs, including our product candidates, if they are commercialized. There has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods.  There have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.  Also, if a biosimilar to any of our product candidates is approved by regulatory agencies, there will be significant pricing pressure on our products, causing us or our collaborators to reduce the sales price of our products.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. Many of the substantive changes to patent law associated with the Leahy-Smith Act have only become effective within the last few years. Accordingly, it is yet not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business, our current and pending patent portfolio and future intellectual property strategy. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We are required pursuant to Section 404 of the Sarbanes-Oxley Act to furnish an annual report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of the material weaknesses identified by our management in our internal control over financial reporting. We are also required to disclose changes made in our internal control and procedures on a quarterly basis. Eventually, after we are no longer an emerging growth company, we may be required to obtain a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

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

The JOBS Act provides that an emerging growth company can take advantage of an extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we chose to opt out of such extended transition period, and as a result, we comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. U.S. generally accepted accounting principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, the adoption of new pronouncements or the application of existing pronouncements to changes in our business could significantly alter our reported financial statements and results of operations.

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

As of March 31, 2016, we had available total federal and state net operating loss carryforwards of approximately $124.5 million, which expire in the years 2023 through 2035, and federal research credit carryforwards of $7.2 million, which expire in the years 2023 through 2035. Based on an analysis from our inception through December 31, 2013, we have experienced Section 382 ownership changes in June 2003 and August 2007. These two ownership changes limit our ability to utilize our federal net operating loss carryforwards (and certain other tax attributes) in future years.  We have not completed our analysis of any potential Section 382 ownership changes for the years ended December 31, 2015 and 2014, but we anticipate that such an ownership change may have occurred in July 2014 upon the closing of our initial public offering which we believe will further limit our ability to utilize our federal net operating loss carryforwards (and certain other tax attributes) that accrued prior to the initial public offering.

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

There can be no assurance that we will be successful in maintaining our listing of our common stock on The Nasdaq Capital Market. If we are not successful in maintaining our listing, it could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange could materially adversely affect our ability to access capital markets. As of April 29, 2016, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $7.2 million, the total market value of our listed securities was $11.1 million and the closing bid price of our common stock was $1.93 per share. As of March 31, 2016, we had a stockholders’ equity of $2.2 million. As of April 29, 2016, we did meet one or more of the continued listing requirements for the Nasdaq Capital Market and we cannot be assured if or when we will regain compliance with such requirements.

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

As of March 31, 2016, $5.3 million of the net proceeds from the IPO were held in cash and cash equivalents. We intend to invest these funds in the future in short-term, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government in accordance with our investment policy. Through March 31, 2016, we have used $9.3 million of our IPO proceeds for working capital or general corporate expenses. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b), other than our plan to advance an additional infectious disease product into clinical trials and through a Phase 1 study is now dependent on receiving additional financing, which may include milestone payments from our collaboration agreements, public or private equity or debt financings, new collaborative relationships, or other available financing transactions and that we are no longer preparing our manufacturing facility for commercial scale manufacturing.

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
Date: May 12, 2016

By:	/s/ C. Jeffrey Dekker
C. Jeffrey Dekker
Vice President, Finance and Treasurer
(Principal Financial and Accounting Officer)
Date: May 12, 2016

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof

10.1*	Amended and Restated Employment Agreement by and between GlobeImmune, Inc. and Timothy C. Rodell, dated as of February 23, 2016. (3)

10.2‡§

Third Amendment to Agreement and Restated Intellectual Property License Agreement by and between GlobeImmune, Inc., The Regents of the University of Colorado and University License Equity Holdings, Inc., effective as of March 18, 2016.

31.1	Certification of principal executive officer required by Rule 13a-14(a) / 15d-14(a) ‡

31.2	Certification of principal financial officer required by Rule 13a-14(a) / 15d-14(a) ‡

32.1	Section 1350 Certification ‡ (4)

101.INS	XBRL Instance Document ‡

101.SCH	XBRL Taxonomy Extension Schema Document ‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ‡

‡	Filed herewith.
*	Indicates management contract or compensatory plan.
§

Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Exchange Act.

(1)	Incorporated by reference to exhibits to our periodic filing on Form 8-K (File No. 001-35642) as filed with the SEC on July 9, 2014.
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on March 17, 2014, as amended (File No. 333-194606).
(3)	Incorporated by reference to exhibits to our periodic filing on Form 8-K (File No. 001-35642) as filed with the SEC on February 23, 2016.
(4)

This certification accompanies the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.